Form 10KSB
period 2003-12-31
NETCO INVESTMENTS INC
filed 2004-07-16
CIK 1123425

-----------------------------
                                                           OMB APPROVAL
                                                   -----------------------------
                                                   OMB Number:         3235-0063
                                                   Expires:        July 31, 2006
                                                   Estimated average burden
                                                   hours per response . 1,196.00
                                                   -----------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended: DECEMBER 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                             NETCO INVESTMENTS INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


        Washington                      333-47514             91-2031335
---------------------------------  --------------------    -------------------
  (State or other jurisdiction       (Commission File        (IRS Employer
of incorporation or organization)         Number)          Identification No.)


    Suite 212, 1166 Alberni Street                        V6E 3Z3
  Vancouver, British Columbia, Canada
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


     Issuer's telephone number                         (604) 681-1064
       (including area code)
                                      -----


----------------------------------------      ----------------------------------
 (Former name, former address and                        (Zip Code)
former fiscal year, if changed since
           last report)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]     No     [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for the year ended December 31, 2003 were $0.00.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% of greater stockholders) of the issuer as of July 15, 2004 was $0.00.


REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

July 15, 2004 - 4,300,000 Common Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format     Yes     [X]     No     [_]

                             NETCO INVESTMENTS INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS


Item 1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . .1

Item 2.     DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . .4

Item 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .4

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .4

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . 5

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . . .5

Item 7.     FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . 8

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . .19

Item 8a.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . 19

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . 19

Item 10.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . .21

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . .22

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .23

Item 13.    INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . . .23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NetCo Investments Inc., a company organized under the laws of Washington (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of NetCo Investments Inc. is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

These factors include, among others, the risk factors discussed in the section entitled "risk factors." We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


                                     PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We were incorporated in the State of Washington on March 15 2000, under the name of NetCo Investments Inc., for the purpose of marketing vitamins and supplements via the Internet and commissioned sales agents. Our principal executive offices are located in Vancouver, British Columbia, Canada.

Netco Investments Inc. ("Netco") is a development stage company and to date has not engaged in any commercial operations and has not earned any revenues.

BUSINESS DEVELOPMENT

Our primary business objective is to market high-quality vitamins, homeopathic supplements and pre-packaged vacuum packed raw foods, in meal sized portions, for domesticated household animals i.e. dogs and cats, via the Internet and commissioned sales agents.

NetCo proposes to do business as VitaBeast Foods and we will market these products under the VitaBeast Foods label. We will be applying to trademark the name VitaBeast Foods.

We will initially market our product in Vancouver, Canada in order to facilitate easy delivery of our product. As soon as any and all defects have been identified and fixed, we will expand our geographic market.

The URL www.vitabeast.com is owned by the Company and customers will place their orders, via the website, and will have their delivery couriered directly to their address. All financial transactions will be handled by VitaBeast's Visa and Mastercard merchant account. The VitaBeast Webmaster will download e-mail orders several times a day, check for payment and then submit the product order.

VitaBeast will use e-commerce advertising such as banner ads on major servers and websites, use affiliate marketing as well as trying to insure that all major search engines pick VitaBeast on their first page as the best choice for healthy pet foods and homeopathic supplements.

Sales will also be implemented by commissioned sales agents. Sales agents will be paid a commission of 10% of the selling price of the VitaBeast product they sell.

ACQUISITION  OF  THE  LICENSE

On March 15, 2000, our sole shareholder, Ryerson Corporation AVV ("Ryerson"), acquired the Vitamineralherb.com license from Mortenson & Associates
("Mortenson") and transferred the license to us in exchange for 3,500,000 shares. Ryerson acquired a further 800,000 common shares at a fair market value of $0.01 per share for legal and organizational expenses.

Because of a lack of support from the management of VitamineralHerb.com, we decided to abandon utilizing the VitaMineralHerb License. We intend to focus on the sale of vitamins and homeopathic supplements as well as pre-packaged vacuum packed fresh frozen foods in meal size portions for pets (that we will purchase from Amore Foods and Adored Beast Veterinary clinic) and will market this product under the VitaBeast label directly to pet owners via the Internet.

BACKGROUND ON VITABEAST.COM AND SUPPLIERS

As a result of due diligence that we conducted while researching the Vitamineralherb.com market, we ascertained that there was a large and untapped market for vitamin and homeopathic supplements, as well as prepared fresh frozen raw pet foods. We found that many pet owners where in favor of changing their pet's diets to one of fresh raw foods rather than dry treated food pellets and that most potential customers are working and that ordering over the Internet would have great convenience appeal.

     VitaBeast will initially start out with two providers:

     a) Amore Foods Ltd., who is the manufacturer and distributor of the prepared raw, fresh food meals for dogs and cats which they produce and freeze, including buffalo meat and bones in meal size portions. Amore Foods distribute as wholesalers.

     b) Adored Beast Veterinary Clinic will provide vitamins and supplements, until we are in a financial position to order in bulk directly from the distributors of vitamins and supplements. We will purchase vitamins and minerals from Adored Beast at cost, plus 10%.

We do not have a written long-term agreement with either provider but the basic product is available from other sources and we, therefore, are not concerned about providers. We will purchase VitaBeast products from both Amore Foods Ltd and from Adored Beast Veterinary Clinic.

VitaBeast has not yet begun marketing. VitaBeast's www.VitaBeast.com, has been fully functional since June 15 2004 and will be ready to receive and process orders from customers as soon as funding has been completed. VitaBeast has not yet had any sales activity and has received no revenues.

COMPETITION

The electronic commerce industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the fresh raw foods, vitamin and supplement products for pets has no clear, dominant leader.

Our competitors can be divided into several groups including:

- traditional pet stores which sell packaged dry pet food as well as vitamins, supplements, minerals and alternative health products;

-    traditional  veterinary clinics will be a constant competitor to VitaBeast;

- the online retail initiatives of several traditional pet food, vitamins, supplements, minerals and alternative health products retailers;

- independent online retailers specializing in pet foods, vitamins and supplements; and

- mail-order and catalogue retailers of pet food, vitamins, supplements, minerals and alternative health products.

Many of our potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These competitors include multi-store/franchised big box pet product retailers as well as smaller "mom and pop" retail pet stores. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins and loss of market share.

VitaBeast believes that the principal competitive factors in its market are:

-    Ability to attract and retain customers by offering:
     a)   convenience of ordering over the internet and home delivery
     b) high quality fresh frozen raw foods in meal sized portions, high quality low cost Vitamins and Homeopathic supplements for sole use of
          Pets:
- Licensees plans to hire salespeople on a commission basis to sell product direct to the consumer.

- Unique Product: VitaBeast's products are a healthy alternative to the typical dry and tinned pet foods. It is management's opinion that pet owners are becoming more aware of the value of feeding their pets healthy fresh raw food product rather than pre-packaged dry foods.

- Quality and responsiveness of customer service: By utilizing the VitaBeast website, www.VitaBeast.com, customers can order directly and inquire about special vitamin and supplement needs.

We believe that we can compete favorably on these factors. However, we will have no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our online competitors can duplicate many of the products or services offered on the VitaBeast web site.

REGULATORY  ENVIRONMENT

There is no government body that regulates foods, vitamins and supplements for pet consumption. There are however a few associations that monitor the industry such as the American Pet Products Manufacturers Association ('APPMA') Management believes that the vision of the American Pet Products Manufacturers Association is to create a society where every household has a pet or that pets are treated in a caring and responsible manner. Management has cut from the APPMA website the following quote " The American Pet Products Manufacturer's Association is the leading not-for-profit trade association serving the interests of

American pet product manufacturers and importers. Founded in 1958 with a membership of 17 manufacturers, APPMA's membership has grown to include over 500 pet product manufacturers and importers representing both large corporations and growing business enterprises. APPMA was established to promote, develop and advance pet ownership and the pet product industry. To this end, APPMA:

- supports industry-related market research, scientific research and educational seminars;

-     promotes  responsible  pet  ownership  through  education  and research;

- works closely with other major organizations dedicated to similar goals to identify and help fund research projects; and

-     monitors and responds to legislation and regulation.

It  is  the  intention  of  NetCo  Investments  to  become  a  member  of APPMA.

REGULATION  OF  THE  INTERNET

In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline of our sales.

There is currently no Federal Sales Tax on Internet transactions in the USA. However, it is our understanding that there are agencies working on the Streamline Sales Tax Project to consider ways of taxing Internet sales, especially mail-order sales. In the event a sales tax is imposed, this could impact on our sales and ability to generate profit from sales over the Internet.


ITEM 2.     DESCRIPTION OF PROPERTY

At present, in order to reduce overhead expenses, NetCo Investments does not maintain a physical office in the United States. Our current administrative facility is made available pursuant to a verbal agreement with one of our director's other companies for office space located at Suite 212, 1166 Alberni Street, Vancouver, British Columbia, Canada.


ITEM 3.     LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its' business. We are not currently involved in any such litigation, which we believe could have a materially adverse effect on our financial condition or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART 11

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

No public market currently exists for the shares of NetCo Investment's common stock. Under the Securities Act of 1933, we filed our registration statement on Form SB-2 and on July 9, 2004 our request for registration became effective. We have not yet sold stock, as approved under the SB-2 Registration Statement, and have until October 9, 2004, with the option to extend for a further 90 days at our discretion, to do so.

There is currently no "established trading market" for shares of our common stock. No assurance can be given that any "established trading market" for the common stock will develop or be maintained.

HOLDERS

As of December 31, 2003 we had ONE (1) shareholder of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended December 31st 2003, without registration under the Securities Act of 1933, as amended.

----------------------------------------------------------
NAME    DATE ACQUIRED    NUMBER OF SHARES      AGGREGATE
                                             CONSIDERATION
-----  ---------------  ------------------  --------------
NIL
----------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

The audited consolidated financial statements at December 31, 2003 have been prepared assuming we will continue as a going concern. Since inception, we have suffered recurring losses, net cash outflows from operations and, at December 31 2003, had a working capital deficiency of $8,886. We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances and related party loans in order to meet our strategic objectives. We believe that sufficient funding will be available to continue operations from the sale of shares approved under the SB-2 Registration Statement. However, there can be no assurance that we will be able to obtain sufficient funds to continue with our efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Our prior full fiscal years ending December 31 2003, 2002 and 2001 are not indicative of our current business plan and operations. During the years ended December 31 2003, 2002 and 2001, we had no revenue and were in the development stages.

We do not currently generate any revenue from operations and do not expect to report any revenue from operations until after the marketing of our website and initial sale of product. Even after the sale of our product, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the VitaBeast website.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2003 AND TWELVE MONTHS ENDED DECEMBER 31, 2002

Revenue: We had no revenue for the twelve months ended December 31, 2003 nor for the twelve months ended December 31, 2002.

General and Administrative Operating Expenses: Our operating expenses were $6,529 for the period ending December 31st 2003, compared to $1,857 in fiscal 2002, an increase of $4,672. These expenses were mainly attributed to legal, organizational and audit fees of $5,909 in fiscal 2003 as compared to $673 in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position has been nil for the periods ending December 31 2003 and December 31 2002.

The working capital deficit at December 31 2003 is $8,886 as compared to $6,529 at December 31 2002.

Our primary source of funds since incorporation has been through the issue of our common stock and loans to us by the director of the Company and a company with a director in common.

CRITICAL ACCOUNTING POLICIES

The discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the consolidated financial statements.

In January 2002, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

The continuation of our business is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

ITEM 7.     FINANCIAL STATEMENTS



                             NETCO INVESTMENTS INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                             (Stated in US Dollars)
                              --------------------

Terry Amisano Ltd.                                                Amisano Hanson
Kevin Hanson, CA, CPA (Nevada)                        Chartered  Accountants and
                                                   Certified  Public  Accountant



                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Netco Investments Inc.

We have audited the accompanying balance sheets of Netco Investments Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficiency and cash flows for each of the years then ended and for the period March 15, 2000 (Date of Incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Netco Investments Inc. for the year ended December 31, 2001 was audited by other auditors whose report dated August 20, 2002 expressed an unqualified opinion on these financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Netco Investments Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years then ended and for the period March 15, 2000 (Date of Incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                                               "Amisano Hanson"
January 26, 2004                                      Chartered  Accountants and
                                          Certified  Public  Accountant (Nevada)



750 WEST PENDER STREET, SUITE 604                       TELEPHONE:  604-689-0188
VANCOUVER CANADA                                        FACSIMILE:  604-689-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net

                                   NETCO INVESTMENTS INC.
                                (A Development Stage Company)
                                       BALANCE SHEETS
                                 December 31, 2003 and 2002
                                   (Stated in US Dollars)
                                    --------------------

ASSETS                                                                 2003         2002
------                                                                 ----         ----
Current
  Rights and licenses - Notes 3 and 4                               $        -   $        -
                                                                    ===========  ===========
LIABILITIES
Current
  Accounts payable and accrued liabilities                          $    5,962   $      500
  Due to related parties - Note 5                                        2,924        1,857
                                                                    -----------  -----------
                                                                         8,886        2,357
                                                                    -----------  -----------
STOCKHOLDERS' DEFICIENCY
Preferred stock, 20,000,000 preferred shares authorized with a par value of $0.0001;  none issued
Common stock, 100,000,000 common shares
 authorized with a par value of $0.0001
 4,300,000 common shares issued and outstanding (2002:  4,300,000)         430          430
Additional paid-in capital                                              32,320       32,320
Deficit accumulated during the development stage                     (  41,636)   (  35,107)
                                                                    -----------  -----------
                                                                     (   8,886)   (   2,357)
                                                                    -----------  -----------
                                                                    $        -   $        -
                                                                    ===========  ===========

Nature and Continuance of Operations - Note 1
Commitment - Note 3


                             SEE ACCOMPANYING NOTES

                                  NETCO INVESTMENTS INC.
                              (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                    for the years ended December 31, 2003, 2002, 2001
   and for the period from March 15, 2000 (Date of Incorporation) to December 31, 2003
                                  (Stated in US Dollars)
                                   --------------------


                                                                            March 15,
                                                                              2000
                                                                         (Date of Incor-
                                                                          poration) to
                                         Years ended December 31,         December 31,
                                    2003         2002         2001            2003
                                 -----------  -----------  -----------  -----------------
Revenue                          $        -   $        -   $        -   $              -
                                 -----------  -----------  -----------  -----------------

Expenses
 Filing fees                            554          622            -              1,176
 Legal, organizational and audit
  fees                                5,909          673            -             14,582
 Rights and licenses costs                1            -            -             24,751
 Office and miscellaneous                65          562            -                627
 Website maintenance fee                  -            -          500                500
                                 -----------  -----------  -----------  -----------------
Net loss for the period          $ (  6,529)  $ (  1,857)  $   (  500)  $      (  41,636)
                                 ===========  ===========  ===========  =================
Loss per share                   $  (  0.00)  $  (  0.00)  $  (  0.00)
                                 ===========  ===========  ===========
Weighted average shares
 outstanding                      4,300,000    4,300,000    4,300,000
                                 ===========  ===========  ===========

                             SEE ACCOMPANYING NOTES

                                     NETCO INVESTMENTS INC.
                                 (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                       for the years ended December 31, 2003, 2002, 2001
      and for the period from March 15, 2000 (Date of Incorporation) to December 31, 2003
                                     (Stated in US Dollars)
                                      --------------------

                                                                                  March 15,
                                                                                    2000
                                                                               (Date of Incor-
                                                                                poration) to
                                               Years ended December 31,         December 31,
                                            2003        2002        2001            2003
                                         ----------  ----------  -----------  -----------------
Cash flow from Operating Activities
 Net loss for the period                 $(  6,529)  $(  1,857)  $   (  500)  $      (  41,636)
 Non-cash items
  Legal and organizational expenses              -           -            -              8,000
  Rights and licenses costs                      1           -            -             24,751
 Change in non-cash working capital
  items
   Accounts payable and accrued
    liabilities                              5,462           -          500              5,962
                                         ----------  ----------  -----------  -----------------
Net cash used by Operating Activities     (  1,066)   (  1,857)           -           (  2,923)
                                         ----------  ----------  -----------  -----------------
Cash flow from Investing Activity
 Rights and licenses                      (      1)          -            -           (      1)
                                         ----------  ----------  -----------  -----------------
Net cash used in investing activity       (      1)          -            -           (      1)
                                         ----------  ----------  -----------  -----------------
Cash flow from Financing Activity
 Due to related parties                      1,067       1,857            -              2,924
                                         ----------  ----------  -----------  -----------------
Net cash provided by financing activity      1,067       1,857            -              2,924
                                         ----------  ----------  -----------  -----------------
Change in cash during the period                 -           -            -                  -
Cash, beginning of period                        -           -            -                  -
                                         ----------  ----------  -----------  -----------------
Cash, end of period                      $       -   $       -   $        -   $              -
                                         ==========  ==========  ===========  =================

                                                                        /Cont'd.


                             SEE ACCOMPANYING NOTES

                                    NETCO  INVESTMENTS  INC.                        Continued
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                       for the years ended December 31, 2003, 2002, 2001
      and for the period from March 15, 2000 (Date of Incorporation) to December 31, 2003
                                    (Stated in US Dollars)
                                     --------------------



                                                                                 March 15,
                                                                                   2000
                                                                              (Date of Incor-
                                                                               poration) to
                                               Years ended December 31,        December 31,
                                              2003       2002       2001           2003
                                              ----       ----       ----           ----
Non-cash Financing Activities
A total of 800,000 common shares
  were issued to a company controlled
  by the sole director at a fair market
  value of $0.01 per share for legal and
  organizational expenses paid                      -         -           -             8,000

  A total of 3,500,000 common shares
  were issued at fair market value of
  $0.01 per share for the acquisition of a
  license from a company controlled by
  the sole director - Notes 3 and 4                 -         -           -            35,000

Less:  dividend deemed paid - Notes
3 and 4                                             -         -           -           (10,250)
                                            ---------  --------  ----------  -----------------
                                            $       -  $      -  $        -  $         32,750
                                            =========  ========  ==========  =================
Supplemental disclosure of cash flow
information:
  Cash paid for interest                    $       -  $      -  $        -  $              -
                                            =========  ========  ==========  =================
  Cash paid for income taxes                $       -  $      -  $        -  $              -
                                            =========  ========  ==========  =================


                             SEE ACCOMPANYING NOTES

                                     NETCO INVESTMENTS INC.
                                 (A Development Stage Company)
                             STATEMENT OF STOCKHOLDERS' DEFICIENCY
           for the period March 15, 2000 (Date of Incorporation) to December 31, 2003
                                     (Stated in US Dollars)
                                      --------------------

                                                                        Deficit
                                                                      Accumulated
                                                        Additional    During the
                                    Common     Stock     Paid-in      Development
                                    Number    Amount     Capital         Stage         Total
                                   ---------  -------  ------------  -------------  -----------
Balance, March 15, 2000                    -  $     -  $         -   $          -   $        -
Stock issued for legal and
 organizational expenses at a
 fair market value of $0.01 per
 share                               800,000       80        7,920              -        8,000
Stock issued for acquisition of
 a license at a fair market value
 of $0.01 per share                3,500,000      350       34,650              -       35,000

Dividend deemed paid - Note 4              -        -    (  10,250)             -    (  10,250)

Net loss for the period                    -        -            -      (  32,750)   (  32,750)
                                   ---------  -------  ------------  -------------  -----------
Balance, December 31, 2000         4,300,000      430       32,320      (  32,750)           -
Net loss for the year                      -        -            -         (  500)      (  500)
                                   ---------  -------  ------------  -------------  -----------
Balance, December 31, 2001         4,300,000      430       32,320      (  33,250)      (  500)
Net loss for the year                      -        -            -       (  1,857)    (  1,857)
                                   ---------  -------  ------------  -------------  -----------
Balance, December 31, 2002         4,300,000      430       32,320      (  35,107)    (  2,357)
Net loss for the year                      -        -            -       (  6,529)    (  6,529)
                                   ---------  -------  ------------  -------------  -----------
Balance, December 31, 2003         4,300,000  $   430  $    32,320   $  (  41,636)  $ (  8,886)
                                   =========  =======  ============  =============  ===========

                             SEE ACCOMPANYING NOTES

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                              --------------------


Note 1    Nature and Continuance of Operations
          ------------------------------------

          Netco Investments Inc. herein (the "Company") was incorporated in the State of Washington, in the United States of America on March 15, 2000.

          The Company is in the development stage and has acquired a license to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Massachusetts, in which the grantor of the license offers these products for sale from various suppliers on their Web Site. After carrying out due diligence on the potential market for licensors products, the Company has decided to source their own product and focus on selling and marketing via the internet and commissioned sales agents, high-quality vitamins and homeopathic supplements, pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats ("Pets") under the 'VitaBeast Foods' label.

          These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $41,636 at December 31, 2003 since inception and has a working capital deficiency of $8,886 at December 31, 2003. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

          The Company's current working capital is not sufficient to support current commitments and operations. The Company has devoted most of its activities in setting up its business plan, performing due diligence and sourcing product. The Company intends to raise $106,250 with an offering of 4,250,000 common shares at $0.025 per share pursuant to an SB-2 Registration statement to be registered with the Securities and Exchange Commission. The director of the Company will receive 5% of funds he raises from the sale of common shares. Any amounts earned by this director for selling shares will be charged to expense when incurred.

Note 2    Summary of Significant Accounting Policies
          ------------------------------------------

          The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

          The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:


    The accompanying notes are an integral part of these financial statements

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)

Note 2    Summary of Significant Accounting Policies- (cont'd)
          ------------------------------------------

          Development  Stage
          ------------------

          The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

          Rights and Licenses
          -------------------

          The cost to acquire rights and licenses are capitalized. The carrying value of the rights and licenses are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined, the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the rights and licenses could be sold in a current transaction between willing parties.

          Income Taxes
          ------------

          The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          Basic Loss Per Share
          --------------------

          The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

          Revenue Recognition
          -------------------

          The Company will earn revenue from the sale of product via the company's web site and commissioned sales people. The revenue will be recognized in the period the sales have occurred. This policy is prospective in nature, as the Company has not yet generated any revenue.


    The accompanying notes are an integral part of these financial statements

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 2    Summary of Significant Accounting Policies- (cont'd)
          ------------------------------------------

          Financial Instruments
          ---------------------

          The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. Due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

          New Accounting Standards
          ------------------------

          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adapted could have a material affect on the accompanying financial statements.

Note 3    Rights and Licenses - Note 4
          -------------------

          On March 15, 2000, the Company acquired a license from Vitamineralherb.com Corp. (the "Grantor") to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site in Massachuesetts, USA. The license had an initial term of three years and was to be automatically renewed unless the Company or the Grantor gives the other notice not to renew.

          As consideration for acquiring the License, the Company issued 3,500,000 common shares to a related party with a fair market value of $0.01 per share for a total consideration of $35,000.

          During the period ended December 31, 2000, the License was written-off to operations due to the lack of historical cash flow and a lack of a market to resell the License. During the year ended December 31, 2003, management of the Company abandoned the license. On June 1, 2003, the Company acquired the right, title and interest in and to the URL, www.vitabeast.com, from the director of the Company for $1. The acquisition of the URL will assist the Company in dealing directly with product suppliers and marketing directly to consumers via the internet.


    The accompanying notes are an integral part of these financial statements

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(U.S. dollars)


Note 4    Related Party Transactions - Notes 3 and 5
          --------------------------

          The License (Note 3) was assigned to the Company by another company controlled by the sole director and President of the Company for consideration of 3,500,000 common shares with a fair market value of $35,000. The estimated cost based on comparable transactions, of the license to a company controlled by the President of the Company is $24,750. The estimate is based on an allocation of the cash outlay of $33,000 for common stock of Texmont, Inc., by virtue of which the company controlled by the President of the Company obtained the license as well as continued ownership of Texmont, Inc. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License to Texmont, Inc. is not related to the Company.

Note 5    Due to Related Parties - Note 4
          ----------------------

          The amounts due to related parties are due to a director of the Company and a company with a director in common. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6    Deferred Tax Assets
          -------------------

          The significant components of the Company's deferred tax assets are as follows:

                                                            Total
                                                          ----------
          Deferred Tax Assets
            Non-capital losses carryforward               $   6,200
          Valuation allowance for deferred tax asset       (  6,200)
                                                          ----------
                                                          $       -
                                                          ==========

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.


    The accompanying notes are an integral part of these financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On September 18th 2003 we advised our principal independent accountant, Manning Elliott Chartered Accountants that they were dismissed as Netco's auditors. We hired the accounting firm Amisano Hanson Chartered Accountants as their replacement.

Our decision to change accountants was recommended and approved by the Board of Directors in a resolution dated December 23, 2002. This decision had nothing to do with the performance of the former accountants services. Manning Elliot's report in the 2000 and 2001 financial statements did not contain any adverse opinion or disclaimer of opinion, nor were the statements modified as to uncertainty, audit scope, or accounting principles.

We did not have any disagreements with Manning Elliott, either resolved or unresolved from our inception in March 15, 2000 through to the last audited financial statements in December 31, 2001 nor during the interim period from January 1 2002 to July 15, 2004. The Company and Manning Elliott did not disagree on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Manning Elliott's satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

We have given Manning Elliott authorization to fully respond to the inquiries of our new accountants, Amisano Hanson, concerning the previous financial statements audited by Manning Elliott. There were no limitations placed upon Manning Elliott, whatsoever.

The fiscal years ending December 31 2003 and 2002 have been audited by Amisano Hanson. The fiscal year ending December 31 2001 has been audited by Manning Elliott.


ITEM 8A.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND OFFICERS

     ----------------------------------------------------------------------
            NAME          AGE                       TITLE
     -----------------     --     -----------------------------------------
     Michael Jackson 1     63     President, Secretary, Treasurer, Director
     ----------------------------------------------------------------------

1 Mr. Jackson was elected as the sole officer and director in March 2000.

BACKGROUND OF OFFICERS AND DIRECTORS

Mr. Jackson has been a real estate land developer and investment banker since 1978. Mr. Jackson is currently president of Hillcon Developments Ltd., a position he has held since 1995. Mr. Jackson's duties with Hillcon Developments include locating properties, preparing pro forma statements, raising capital, marketing, and dealing with Canadian governmental agencies, architects, and engineers. In his capacity as president for Hillcon Developments, he has been responsible for raising $50 million for 22 projects with a market value in excess of $150 million. He also acts as corporate counsel for Hillcon, and prepares all legal documents and negotiates all contracts.

From July 1999 to September 2001, Mr. Jackson was the chief executive officer and director of Poker.com Inc., a company that traded on the OTCBB under the symbol "PKER". The company subsequently changed their name to "LegalPlay Entertainment Inc." and now trades on the OTC BB under the symbol LPLE.OB.

Mr. Jackson has served as president of Ryerson Corporation A.V.V., a position he has held since January 2000. Ryerson is an investment company and Mr. Jackson's duties include overseeing investment strategies.

Mr. Jackson also currently serves as president of Uninet Technologies Inc., an Internet software developer. He has held that position since January 1999.

From June 1985 to November 1987, Mr. Jackson was with Geneva Capital Corporation, where his functions included taking companies public on the Vancouver Stock Exchange, the Toronto Stock Exchange, and NASDAQ. He acted as counsel for the company and prepared all offering memoranda, and other legal documents. He also raised capital for the company and negotiated all contracts.

Mr. Jackson served as a director of Waterloo Resources Inc. from August 1985 to December 1987, Lucky Mines Inc. from August 1985 to December 1987, and Burcon Developments Inc. from December 1987 to August 1988. Waterloo, Lucky Mines and Burcon were all public companies listed on the Vancouver Stock Exchange.

Mr. Jackson practiced law from 1966 through 1977.

FAMILY RELATIONSHIPS

There are no family relationships amongst our directors or executive officers.

SIGNIFICANT EMPLOYEES

We do not have any significant employees, other than our officer and director, at this time.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of the registrant's knowledge, during the past five years, no director, executive officer, promoter or control person:

     (1) has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

     (2) were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) were the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging  in  any  type  of  business  practice;

          (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws.

     (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil finding or find by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a), except as follows:

     (i)  Ryerson  Corporation  AVV

These persons have subsequently filed a Schedule 13D, as required under Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.     EXECUTIVE COMPENSATION

OFFICERS AND DIRECTORS

We did not pay any director's fees for the latest fiscal year ended December 31, 2003 or for the fiscal year ended in Dec 31 2002.

NetCo may, during the course of the current year, decide to compensate its officers and directors for their services.

INCENTIVE STOCK OPTIONS

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                       SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------
                                                               Long Term Compensation
                                                         ----------------------------------
                             Annual Compensation                   Awards           Payouts
-------------------  ----------------------------------  ------------------------  --------
(a)                   (b)     (c)     (d)       (e)          (f)          (g)        (h)        (i)
-------------------  -----  -------  ------  ----------  -----------  -----------  --------  ----------
Name and             Year   Salary   Bonus     Other     Restricted   Securities     LTIP    All Other
Principal Position            ($)     ($)      Annual       Stock     Underlying     Pay      Compen-
                                              Compen-      Awards      Options/    outs ($)  sation ($)
                                             sation ($)                SARS (#)
-------------------  -----  -------  ------  ----------  -----------  -----------  --------  ----------
Michael Jackson(1)    2001        0       0           0            0            0         0           0
                      2002        0       0           0            0            0         0           0
                      2003        0       0           0            0            0         0           0
-------------------------------------------------------------------------------------------------------

(1) Mr. Jackson was elected as the sole officer and director in March 2000.

OPTIONS/SAR  GRANTS

We did not issue any options or SARs during the year ended December 31, 2003.

LONG-TERM  INCENTIVE  PLAN  AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

COMPENSATION  OF  DIRECTORS

There are no standard arrangements pursuant to which our directors are compensated for services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

REPORT  ON  REPRICING  OF  OPTIONS/SAR

We  did not reprice any options or SARs during the year ended December 31, 2003.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 1st 2004, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of NetCo Investments Inc., and (iii) all directors and executive officers of us as a group. The computation is based upon 4,300,000 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

----------------------------------------------------------------------------------------------
                                                 NUMBER OF SHARES BENEFICIALLY  PERCENTAGE OF
NAME AND ADDRESS                                             OWNED                  CLASS
-----------------------------------------------  -----------------------------  --------------

Ryerson Corporation A.V.V. (1)
c/o 7 Abraham de Veerstraat,                                         4,300,000            100%
P.O. Box 840, Curacao
Netherlands Antilles
-----------------------------------------------  -----------------------------  --------------
Michael Jackson, Director / President /
Sect'y / Treasurer
Suite 212, 1166 Alberni Street                                       4,300,000            100%
Vancouver, British Columbia
Canada V6E 3Z3
-----------------------------------------------  -----------------------------  --------------
Directors and Officers as a Group
(Michael Jackson is the control shareholder of                       4,300,000            100%
Ryerson and sole Officer and Director.)
-----------------------------------------------  -----------------------------  --------------
TOTAL:                                                               4,300,000            100%
----------------------------------------------------------------------------------------------

   (1)  Michael Jackson is the controlling shareholder of Ryerson Corporation.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable.

Our policy regarding related transactions requires that any director or officer who has an interest in any transaction to be approved by our Board of Directors disclose the presence and the nature of the interest to the Board of Directors prior to any approval of the transaction by the Board of Directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the Board of Directors to approve the transaction. Our policy regarding compensation for directors and officers is that the Board of Directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number   Description

    31.1         302 Certification for the Chief Executive and Financial Officer
    32.1         906 Certification for the Chief Executive and Financial Officer


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.   AUDIT  FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Amisano Hanson Chartered Accountants, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB are as follows:

                               2003     $5,909.00
                               2002     $  500.00

2.   AUDIT-RELATED  FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Amisano Hanson Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

3.   TAX FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant, Amisano Hanson Chartered Accountants, for tax compliance, tax advice and tax planning.

4.   ALL  OTHER  FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by Amisano Hanson, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NETCO INVESTMENTS INC.
(Registrant)



/s/ Michael Jackson                         Date: July 15, 2004
-----------------------------------
Michael Jackson
Director, President, Secretary,
Treasurer


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Jackson                         Date: July 15, 2004
-----------------------------------
Michael Jackson
Director, President, Secretary,
Treasurer