Form 10QSB
period 2004-03-31
NETCO INVESTMENTS INC
filed 2004-07-21
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[_]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2004

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                             NETCO INVESTMENTS INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Washington                  333-47514                91-2031335
--------------------------------------------------------------------------------
(State or other jurisdiction of     (Commission File          (IRS Employer
incorporation or organization)           Number)            Identification No.)



   Suite 212, 1166 Alberni Street                           V6E 3Z3
 Vancouver, British Columbia, Canada
----------------------------------------     -----------------------------------
(Address of principal executive offices)                   (Zip Code)



      Issuer's telephone number                          (604) 681-1064
        (including area code)
                                      --------



------------------------------------------     ---------------------------------
 (Former name, former address and former                   (Zip Code)
fiscal year, if changed since last report)


--------------------------------------------------------------------------------
                                                                          Page 1

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]     No     [_]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,300,000 COMMON SHARES AS AT JULY 21, 2004.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes     [_]     No     [X]


--------------------------------------------------------------------------------
                                                                          Page 2

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART 1 - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Interim Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Interim Statement of Operations . . . . . . . . . . . . . . . . . . . . . . .F-3

Interim Statement of Cash Flow . . . . . . . . . . . . . . . . . . . . . . . F-4

Interim Statement of Stockholders' Deficiency . . . . . . . . . . . . . . . .F-6

Notes to Interim Financial Statements . . . . . . . . . . . . . . . . . . . .F-7



--------------------------------------------------------------------------------
                                                                        Page F-1

                                     NETCO INVESTMENTS INC.
                                 (A Development Stage Company)
                                     INTERIM BALANCE SHEETS
                              March 31, 2004 and December 31, 2003
                                     (Stated in US Dollars)
                                          (Unaudited)
                                           ---------

                                                                     March 31,    December 31,
ASSETS                                                                 2004           2003
------                                                              -----------  --------------
Current
  Rights and licenses - Notes 3 and 4                               $        -   $           -
                                                                    ===========  ==============

LIABILITIES
-----------
Current
  Accounts payable and accrued liabilities                          $    8,240   $       5,962
  Due to related parties - Note 5                                        4,933           2,924
                                                                    -----------  --------------
                                                                        13,173           8,886
                                                                    -----------  --------------
STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, 20,000,000 preferred shares authorized with a par value of $0.0001;  none issued
Common stock, 100,000,000 common shares
 authorized with a par value of $0.0001
 4,300,000 common shares issued and outstanding (2003:  4,300,000)         430             430
Additional paid-in capital                                              32,320          32,320
Deficit accumulated during the development stage                     (  45,923)      (  41,636)
                                                                    -----------  --------------
                                                                     (  13,173)       (  8,886)
                                                                    -----------  --------------
                                                                    $        -   $           -
                                                                    ===========  ==============


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-2

                                   NETCO INVESTMENTS INC.
                               (A Development Stage Company)
                              INTERIM STATEMENTS OF OPERATIONS
                  for the three month period ended March 31, 2004 and 2003
      and for the period from March 15, 2000 (Date of Incorporation) to March 31, 2004
                                   (Stated in US Dollars)
                                        (Unaudited)
                                         ---------

                                                                               March 15,
                                                                                 2000
                                                                            (Date of Incor-
                                                                             poration) to
                                          Three months ended March 31,         March 31,
                                             2004              2003              2004
                                       -----------------  ---------------  -----------------
Revenue                                $              -   $            -   $              -
                                       -----------------  ---------------  -----------------

Expenses
 Filing fees                                        477                -              1,653
 Legal, organizational and audit fees             3,682                -             18,264
 Rights and licenses costs                           59                -             24,810
 Office and miscellaneous                            69                -                696
 Website maintenance fee                              -                -                500
                                       -----------------  ---------------  -----------------
Net loss for the period                $       (  4,287)  $            -   $      (  45,923)
                                       =================  ===============  =================
Loss per share                         $        (  0.00)  $      (  0.00)
                                       =================  ===============
Weighted average shares
 outstanding                                  4,300,000        4,300,000
                                       =================  ===============


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-3

                                     NETCO INVESTMENTS INC.
                                  (A Development Stage Company)
                                INTERIM STATEMENTS OF CASH FLOWS
                    for the three month period ended March 31, 2004 and 2003
        and for the period from March 15, 2000 (Date of Incorporation) to March 31, 2004
                                     (Stated in US Dollars)
                                           (Unaudited)
                                            ---------

                                                                                   March 15,
                                                                                     2000
                                                                                (Date of Incor-
                                                                                 poration) to
                                               Three months ended March 31,        March 31.
                                                  2004              2003             2004
                                            -----------------  --------------  -----------------
Cash flow from Operating Activities
 Net loss for the period                    $       (  4,287)  $            -  $      (  45,923)
 Non-cash items
  Legal and organizational expenses                        -                -             8,000
  Rights and licenses costs                                -                -            24,751
 Change in non-cash working capital items
  Accounts payable and accrued liabilities             2,278                -             8,240
                                            -----------------  --------------  -----------------
Net cash used by Operating Activities               (  2,009)               -          (  4,932)
                                            -----------------  --------------  -----------------
Cash flow from Investing Activity
 Rights and licenses                                       -                -              (  1)
                                            -----------------  --------------  -----------------
Net cash used in investing activity                        -                -              (  1)
                                            -----------------  --------------  -----------------
Cash flow from Financing Activity
 Due to related parties                                2,009                -             4,933
                                            -----------------  --------------  -----------------
Net cash provided by financing activity                2,009                -             4,933
                                            -----------------  --------------  -----------------
Change in cash during the period                           -                -                 -
Cash, beginning of period                                  -                -                 -
                                            -----------------  --------------  -----------------
Cash, end of period                         $              -   $            -  $              -
                                            -----------------  --------------  -----------------


                                                                        /Cont'd.


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-4

                                     NETCO INVESTMENTS INC. Continued
                                      (A Development Stage Company)
                                     INTERIM STATEMENTS OF CASH FLOWS
                         for the three month period ended March 31, 2004 and 2003
             and for the period from March 15, 2000 (Date of Incorporation) to March 31, 2004
                                          (Stated in US Dollars)
                                               (Unaudited)
                                                ---------

                                                                                            March 15,
                                                                                              2000
                                                                                         (Date of Incor-
                                                                                          poration) to
                                                        Three months ended March 31,        March 31,
                                                            2004             2003             2004
                                                      ----------------  --------------  -----------------
Non-cash Financing Activities
 A total of 800,000 common shares were issued to
 a company controlled by the sole director at a fair
 market value of $0.01 per share for legal and
 organizational expenses paid                                        -               -             8,000

 A total of 3,500,000 common shares were issued
 at fair market value of $0.01 per share for the
 acquisition of a license from a company controlled
 by the sole director - Notes 4 and 5                                -               -            35,000

 Less:  dividend deemed paid - Notes 4 and 5                         -               -         (  10,250)
                                                      ----------------  --------------  -----------------
                                                      $              -  $            -  $         32,750
                                                      ================  ==============  =================
Supplemental disclosure of cash flow information:
  Cash paid for interest                              $              -  $            -  $              -
                                                      ================  ==============  =================
  Cash paid for income taxes                          $              -  $            -  $              -
                                                      ================  ==============  =================


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-5

                                     NETCO INVESTMENTS INC.
                                 (A Development Stage Company)
                         INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
            for the period March 15, 2000 (Date of Incorporation) to March 31, 2004
                                     (Stated in US Dollars)
                                          (Unaudited)
                                           ---------

                                                                        Deficit
                                                                      Accumulated
                                                        Additional    During the
                                      Common Stock       Paid-in      Development
                                    Number    Amount     Capital         Stage         Total
                                   ---------  -------  ------------  -------------  -----------
Balance, March 15, 2000                    -  $     -  $         -   $          -   $        -
Stock issued for legal and
 organizational expenses at a
 fair market value of $0.01 per
 share                               800,000       80        7,920              -        8,000
Stock issued for acquisition of
 a license at a fair market value
 of $0.01 per share                3,500,000      350       34,650              -       35,000

Dividend deemed paid - Note 4              -        -    (  10,250)             -    (  10,250)

Net loss for the period                    -        -            -      (  32,750)   (  32,750)
                                   ---------  -------  ------------  -------------  -----------
Balance, December 31, 2000         4,300,000      430       32,320      (  32,750)           -
Net loss for the year                      -        -            -         (  500)      (  500)
                                   ---------  -------  ------------  -------------  -----------
Balance, December 31, 2001         4,300,000      430       32,320      (  33,250)      (  500)
Net loss for the year                      -        -            -       (  1,857)    (  1,857)
                                   ---------  -------  ------------  -------------  -----------
Balance, December 31, 2002         4,300,000      430       32,320      (  35,107)    (  2,357)
Net loss for the year                      -        -            -       (  6,529)    (  6,529)
                                   ---------  -------  ------------  -------------  -----------
Balance, December 31, 2003         4,300,000      430       32,320      (  41,636)    (  8,886)
Net loss for the period                    -        -            -       (  4,287)    (  4,287)
                                   ---------  -------  ------------  -------------  -----------
Balance, March 31, 2004            4,300,000  $   430  $    32,320   $  (  45,923)  $(  13,173)
                                   =========  =======  ============  =============  ===========


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-6

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1    Interim Financial Statements
          ----------------------------

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown.

          The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2    Nature of Operations and Continuance of Business
          ------------------------------------------------

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

          These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $45,923 at March 31, 2004 since inception and has a working capital deficiency of $13,173 at March 31, 2004. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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


--------------------------------------------------------------------------------
                                                                        Page F-7

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes To The Interim Financial Statements
March 31, 2004
(Stated In Us Dollars)
(Unaudited)
----------

Note 3    Summary of Significant Accounting Policies
          ------------------------------------------

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

          Year End
          --------

          The Company's fiscal year end is December 31.

          Development  Stage
          ------------------

          The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

          Foreign Currency Transactions/Balances
          --------------------------------------

          The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

          Rights and Licenses
          -------------------

          The cost to acquire rights and licenses are capitalized. The carrying value of the rights and licenses are evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined, the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the rights and licenses could be sold in a current transaction between willing parties.


--------------------------------------------------------------------------------
                                                                        Page F-8

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes To The Interim Financial Statements
March 31, 2004
(Stated In Us Dollars)
(Unaudited)
----------

Note 3    Summary of Significant Accounting Policies- (cont'd)
          ------------------------------------------

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

          The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

          Comprehensive Loss
          ------------------

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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


--------------------------------------------------------------------------------
                                                                        Page F-9

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes To The Interim Financial Statements
March 31, 2004
(Stated In Us Dollars)
(Unaudited)
----------

Note 3    Summary of Significant Accounting Policies- (cont'd)
          ------------------------------------------

          New Accounting Pronouncements
          -----------------------------

          In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB
          104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position".


--------------------------------------------------------------------------------
                                                                       Page F-10

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes To The Interim Financial Statements
March 31, 2004
(Stated In Us Dollars)
(Unaudited)
----------

Note 4    Rights and Licenses
          -------------------

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

          During the period ended December 31, 2000, the License was written-off to operations due to the lack of historical cash flow and a lack of a market to resell the License. During the year ended December 31, 2003, management of the Company abandoned the license. On June 1, 2003, the Company acquired the right, title and interest in and to the URL, www.vitabeast.com, from the director of the Company for $1. The acquisition of the URL will assist the Company in dealing directly with product suppliers and consumers via the Internet.

Note 5    Related Party Transactions
          --------------------------

          The License (Note 4) was assigned to the Company by another company controlled by the sole director and President of the Company for consideration of 3,500,000 common shares with a fair market value of $35,000. The estimated cost based on comparable transactions, of the license to a company controlled by the President of the Company is $24,750. The estimate is based on an allocation of the cash outlay of $33,000 for common stock of Texmont, Inc., by virtue of which the company controlled by the President of the Company obtained the license as well as continued ownership of Texmont, Inc. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend which increased the deficit. The Grantor of the License to Texmont, Inc. is not related to the Company.

Note 6    Due to Related Parties
          ----------------------

          The amounts due to related parties are due to a director of the Company and a company with a director in common. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.


--------------------------------------------------------------------------------
                                                                       Page F-11

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes To The Interim Financial Statements
March 31, 2004
(Stated In Us Dollars)
(Unaudited)
----------

Note 7    Deferred Tax Assets
          -------------------

          The significant components of the Company's deferred tax assets are as follows:
                                                                 Total
                                                               ----------
          Deferred Tax Assets
          Non-capital losses carryforward                      $   6,800
          Valuation allowance for deferred tax asset            (  6,800)
                                                                ---------
                                                               $       -
                                                                =========

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.


--------------------------------------------------------------------------------
                                                                       Page F-12

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)

                       QUARTERLY REPORT (SEC FORM 10-QSB)


OVERVIEW

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

BACKGROUND  ON  VITABEAST.COM  AND  SUPPLIERS

We ascertained that there was a large and untapped market for vitamin and homeopathic supplements, as well as prepared fresh frozen raw pet foods. We found that many pet owners were in favor of changing their pet's diets to one of fresh raw foods rather than dry treated food pellets and that most potential customers are working and that ordering over the Internet would have great convenience appeal.

   VitaBeast  will  initially  start  out  with  two  providers:

     a) Amore Foods Ltd., who is the manufacturer and distributor of the prepared raw, fresh food meals for dogs and cats, which they produce and freeze, including buffalo meat and bones in meal size portions. Amore Foods distribute as wholesalers.

     b) Adored Beast Veterinary Clinic will provide vitamins and supplements, until we are in a financial position to order in bulk directly from the distributors of vitamins and supplements. We will purchase vitamins and minerals from Adored Beast at cost, plus 10%.


--------------------------------------------------------------------------------
                                                                          Page 3

ITEM 2. MANAGEMENTS' DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $45,923 and has a working capital deficit of $13,173. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances and related party loans in order to meet our strategic objectives. We believe that sufficient funding will be available to continue operations from the sale of shares approved under the SB-2 Registration Statement. However, there can be no assurance that we will be able to obtain sufficient funds to continue with our efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF CONTINUING OPERATIONS

Thee months ended March 31, 2004 ("2004") compared to the three months ended March 31, 2003 ("2003"):

The Company has no revenue for 2004 and 2003. Expenses increased by $4,287 from $0 in 2003 as compared to $4,287 in 2004. There were no filing fees, legal fees, auditing fees, license costs or office expenses in 2003 compared to the $4,287 of expenses in 2004.

The net loss for 2004 was $4,287 as compared to $0 in 2003. Our net loss per share remained at $nil for 2004 and 2003.

FINANCIAL CONDITION AND LIQUIDITY

At March 31, 2004 the Company had no cash or cash equivalents which was the same as of December 31, 2003.

The Company received cash advances of $2,009 from a related party, these amounts are unsecured, non-interest bearing and due on demand. These funds were used to fund our operating activities. As a result, our working capital deficit, as at March 31, 2004, is $13,173.


ITEM 3.   CONTROLS AND PROCEDURES

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


--------------------------------------------------------------------------------
                                                                          Page 4

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------
                                                                          Page 5

PART  II  -  OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETCO INVESTMENTS INC.
(Registrant)


/s/ Michael Jackson                        Date: July 21, 2004
------------------
Michael Jackson
Director, President, Secretary,
Treasurer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Jackson                        Date: July 21, 2004
------------------
Michael Jackson
Director, President, Secretary,
Treasurer


--------------------------------------------------------------------------------
                                                                          Page 6