Form 10QSB
period 2004-06-30
NETCO INVESTMENTS INC
filed 2004-08-04
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X}  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                             NETCO INVESTMENTS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Washington                    333-47514               91-2031335
--------------------------------------------------------------------------------
  (State or other jurisdiction of  (Commission File Number)     (IRS Employer
   incorporation or organization)                            Identification No.)



    Suite 212, 1166 Alberni Street
  Vancouver, British Columbia, Canada                              V6E 3Z3
------------------------------------------                       ----------
 (Address of principal executive offices)                        (Zip Code)



    Issuer's telephone number
     (including area code)                                      (604) 681-1064
                                    -------

--------------------------------------------------------------------------------
    (Former name, former address and former                        (Zip Code)
   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No[ ]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,300,000 COMMON SHARES AS AT AUGUST 3, 2004.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ]      No[X]

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART  1  -  FINANCIAL INFORMATION


Item  1.    FINANCIAL STATEMENTS

Interim Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Interim Statement of Operations. . . . . . . . . . . . . . . . . . . . . . . F-3

Interim Statement of Cash Flow . . . . . . . . . . . . . . . . . . . . . . . F-4

Interim Statement of Stockholders' Deficiency. . . . . . . . . . . . . . . . F-6

Notes to Interim Financial Statements. . . . . . . . . . . . . . . . . . . . F-7




                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      June 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                  (Unaudited)
                                  -----------


                                                                     June 30,    December 31,
ASSETS                                                                 2004          2003
------                                                              ----------  --------------
Current
  Rights and licenses - Notes 3 and 4                               $       -   $           -
                                                                    ==========  ==============

LIABILITIES
Current
  Accounts payable and accrued liabilities                          $   5,982   $       5,962
  Due to related parties - Note 6                                      11,555           2,924
                                                                    ----------  --------------
                                                                       17,537           8,886
                                                                    ----------  --------------
STOCKHOLDERS' DEFICIENCY
Preferred stock, 20,000,000 preferred shares authorized with a par value of $0.0001;  none issued
Common stock, 100,000,000 common shares
 authorized with a par value of $0.0001
 4,300,000 common shares issued and outstanding (2003:  4,300,000)        430             430
Additional paid-in capital                                             32,320          32,320
Deficit accumulated during the development stage                      (50,287)        (41,636)
                                                                    ----------  --------------
                                                                      (17,537)         (8,886)
                                                                    ----------  --------------
                                                                    $       -   $           -
                                                                    ==========  ==============


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES


                                               NETCO INVESTMENTS INC.
                                           (A Development Stage Company)
                                          INTERIM STATEMENTS OF OPERATIONS
                          for the three and six month period ended June 30, 2004 and 2003 and for the period from March 15, 2000 (Date of Incorporation) to June 30, 2004
                                               (Stated in US Dollars)
                                                    (Unaudited)
                                                     ---------


                                                                                                       March 15,
                                                                                                     2000 (Date of
                                                                                                    Incorporation)
                                    Three months ended June 30,       Six months ended June 30,       to June 30,
                                      2004             2003             2004            2003             2004
                                 --------------  ----------------  --------------  ---------------  ---------------
Revenue                          $           -   $             -   $           -   $            -   $            -
                                 --------------  ----------------  --------------  ---------------  ---------------

Expenses
Filing fees                              1,649                 -           2,126                -            3,302
Legal, organizational and audit
 fees                                    2,500                 -           6,182                -           20,764
Rights and licenses costs                    -                 -              59                -           24,810
Office and miscellaneous                   215                59             284               59              911
Website maintenance fee                      -                 -               -                -              500
                                 --------------  ----------------  --------------  ---------------  ---------------

Net loss for the period          $      (4,364)  $           (59)  $      (8,651)  $          (59)  $      (50,287)
                                 ==============  ================  ==============  ===============  ===============

Loss per share                   $       (0.00)  $         (0.00)  $       (0.00)  $        (0.00)
                                 ==============  ================  ==============  ===============

Weighted average shares
 outstanding                         4,300,000         4,300,000       4,300,000        4,300,000
                                 ==============  ================  ==============  ===============

--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES


                                    NETCO INVESTMENTS INC.
                                 (A Development Stage Company)
                               INTERIM STATEMENTS OF CASH FLOWS
                     for the six month period ended June 30, 2004 and 2003
        and for the period from March 15, 2000 (Date of Incorporation) to June 30, 2004
                                    (Stated in US Dollars)
                                          (Unaudited)
                                           ---------


                                                                                  March 15,
                                                                                2000 (Date of
                                                                               Incorporation)
                                                 Six months ended June 30,       to June 30,
                                                   2004            2003             2004
                                              --------------  ---------------  ---------------
Cash flow from Operating Activities
  Net loss for the period                     $      (8,651)  $          (59)  $      (50,287)
  Non-cash items
    Legal and organizational expenses                     -                -            8,000
    Rights and licenses costs                             -                -           24,751
  Change in non-cash working capital items
    Accounts payable and accrued liabilities             20                -            5,982
                                              --------------  ---------------  ---------------
Net cash used in Operating Activities                (8,631)             (59)         (11,554)
                                              --------------  ---------------  ---------------

Cash flow from Investing Activity
  Rights and licenses                                     -                -               (1)
                                              --------------  ---------------  ---------------

Net cash used in investing activity                       -                -               (1)
                                              --------------  ---------------  ---------------

Cash flow from Financing Activity
  Due to related parties                              8,631               59           11,555
                                              --------------  ---------------  ---------------

Net cash provided by financing activity               8,631               59           11,555
                                              --------------  ---------------  ---------------

Change in cash during the period                          -                -                -
Cash, beginning of period                                 -                -                -
                                              --------------  ---------------  ---------------

Cash, end of period                           $           -   $            -   $            -
                                              ==============  ===============  ===============


                                                                        /Cont'd.


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES


                                        NETCO INVESTMENTS INC.                             CONTINUED
                                    (A Development Stage Company)
                                  INTERIM STATEMENTS OF CASH FLOWS
                        for the six month period ended June 30, 2004 and 2003
           and for the period from March 15, 2000 (Date of Incorporation) to June 30, 2004
                                       (Stated in US Dollars)
                                             (Unaudited)
                                              ---------



                                                                                        March 15,
                                                                                      2000 (Date of
                                                                                     Incorporation)
                                                       Six months ended June 30,       to June 30,
                                                          2004            2003            2004
                                                      -------------  --------------  ---------------
Non-cash Financing Activities
  A total of 800,000 common shares were issued to a
  company controlled by the sole director at a fair
  market value of $0.01 per share for legal and
  organizational expenses paid                                    -               -           8,000

  A total of 3,500,000 common shares were issued at
  fair market value of $0.01 per share for the
  acquisition of a license from a company controlled
  by the sole director - Notes 4 and 5                            -               -          35,000

  Less:  dividend deemed paid - Notes 4 and 5                     -               -         (10,250)
                                                      -------------  --------------  ---------------

                                                      $           -  $            -  $       32,750
                                                      =============  ==============  ===============

Supplemental disclosure of cash flow information:
    Cash paid for interest                            $           -  $            -  $            -
                                                      =============  ==============  ===============

    Cash paid for income taxes                        $           -  $            -  $            -
                                                      =============  ==============  ===============


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES


                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
     for the period March 15, 2000 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                  (Unaudited)
                                   ----------



                                                                             Deficit
                                                                           Accumulated
                                                               Additional  During the
                                        Common Stock            Paid-in    Development
                                     Number       Amount        Capital       Stage      Total
                                  ------------  -----------  -------------  ---------  ---------
Balance, March 15, 2000                      -  $         -  $          -   $      -   $      -
Stock issued for legal and
organizational expenses at a
fair market value of $0.01 per
share                                  800,000           80         7,920          -      8,000
Stock issued for acquisition of
a license at a fair market value
of $0.01 per share                   3,500,000          350        34,650          -     35,000

Dividend deemed paid - Note 4                -            -       (10,250)         -    (10,250)

Net loss for the period                      -            -             -    (32,750)   (32,750)
                                  ------------  -----------  -------------  ---------  ---------
Balance, December 31, 2000           4,300,000          430        32,320    (32,750)         -
Net loss for the year                        -            -             -       (500)      (500)
                                  ------------  -----------  -------------  ---------  ---------
Balance, December 31, 2001           4,300,000          430        32,320    (33,250)      (500)
Net loss for the year                        -            -             -     (1,857)    (1,857)
                                  ------------  -----------  -------------  ---------  ---------
Balance, December 31, 2002           4,300,000          430        32,320    (35,107)    (2,357)
Net loss for the year                        -            -             -     (6,529)    (6,529)
                                  ------------  -----------  -------------  ---------  ---------
Balance, December 31, 2003           4,300,000          430        32,320    (41,636)    (8,886)
Net loss for the period                      -            -             -     (8,651)    (8,651)
                                  ------------  -----------  -------------  ---------  ---------
Balance, June 30, 2004               4,300,000  $       430  $     32,320   $(50,287)   (17,537)
                                  ============  ===========  =============  =========  =========


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES


                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1    Interim  Financial  Statements
          ------------------------------

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

Note  2   Nature  of  Operations  and  Continuance  of  Business
          ------------------------------------------------------

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

          These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $50,287 at June 30, 2004 since inception and has a working capital deficiency of $17,537 at June 30, 2004. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

--------------------------------------------------------------------------------


                                                                       Page F- 7

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(Stated in US Dollars)
(Unaudited)
---------


Note  3   Summary  of  Significant  Accounting  Policies
          ----------------------------------------------

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

          The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

          Year End
          --------
          The Company's fiscal year end is December 31.

          Development Stage
          -----------------
          The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

          Foreign  Currency  Transactions/Balances
          ----------------------------------------
          The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

          Rights  and  Licenses
          ---------------------
          The cost to acquire rights and licenses are capitalized. The carrying value of the rights and licenses are evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined, the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the rights and licenses could be sold in a current transaction between willing parties.

--------------------------------------------------------------------------------


                                                                       Page F- 8

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(Stated in US Dollars)
(Unaudited)
---------

Note  3   Summary  of  Significant  Accounting  Policies-  (cont'd)
          ----------------------------------------------

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

          Basic  Loss  Per  Share
          -----------------------
          The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

          Revenue  Recognition
          --------------------
          The Company will earn revenue from the sale of product via the company's web site and commissioned sales people. The revenue will be recognized in the period the sales have occurred. This policy is prospective in nature, as the Company has not yet generated any revenue.

          The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

          Comprehensive  Loss
          -------------------
          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

          Financial  Instruments
          ----------------------
          The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. Due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

--------------------------------------------------------------------------------


                                                                       Page F- 9

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(Stated in US Dollars)
(Unaudited)
---------

Note  3   Summary  of  Significant  Accounting  Policies-  (cont'd)
          ----------------------------------------------

          New  Accounting  Pronouncements
          -------------------------------
          In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB
          104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

Note  4   Rights  and  Licenses
          ---------------------

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

--------------------------------------------------------------------------------


                                                                      Page F- 10

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2004
(Stated in US Dollars)
(Unaudited)
---------


Note  4   Rights  and  Licenses  -  (cont'd)
          ---------------------

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

Note  5   Related  Party  Transactions
          ----------------------------

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

Note  6   Due  to  Related  Parties
          -------------------------

          The amounts due to related parties are due to a director of the Company and a company with a director in common. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note  7   Deferred  Tax  Assets
          ---------------------

          The significant components of the Company's deferred tax assets are as follows:

                                             Total
                                            --------
Deferred Tax Assets
  Non-capital losses carryforward           $ 7,500
Valuation allowance for deferred tax asset   (7,500)
                                            --------
                                            $     -
                                            ========

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


                                                                      Page F- 11

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

We propose to do business as VitaBeast Foods and we will market these products under the VitaBeast Foods label.

Initially, we will market our product in Vancouver, Canada in order to facilitate easy delivery of our product. As soon as any and all defects have been identified and fixed, we will expand our geographic market.

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

Background  on  VitaBeast.com  and  Suppliers

We ascertained that there was a large and untapped market for vitamin and homeopathic supplements for pets, as well as prepared fresh frozen raw pet foods. We found that many pet owners were in favor of changing their pet's diets to one of fresh raw foods rather than dry treated food pellets and that most potential customers are working and that ordering over the Internet would have great convenience appeal.

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $50,287 and has a working capital deficit of $17,537. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS  OF  CONTINUING  OPERATIONS

Six months ended June 30, 2004 ("2004") compared to the six months ended June 30, 2003 ("2003"):

The Company has no revenue for 2004 and 2003. Expenses increased by $8,592 from $59 in 2003 to $8,651 in 2004. There were no filing fees, legal fees, auditing fees or license costs in 2003 compared to the $8,651 of expenses in 2004.

The net loss for 2004 was $8,651 as compared to $59 in 2003. Our net loss per share remained at $nil for 2004 and 2003.

FINANCIAL  CONDITION  AND  LIQUIDITY

At June 30, 2004 the Company had no cash or cash equivalents, which was the same as of December 31, 2003.

The Company received cash advances of $8,631 from a related party, these amounts are unsecured, non-interest bearing and due on demand. These funds were used to fund our operating activities. As a result, our working capital deficit, as at June 30, 2004, is $17,537.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

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

NETCO  INVESTMENTS  INC.
(Registrant)


/s/  Michael Jackson                              Date:  August 3, 2004
------------------------------
Michael Jackson
Director, President, Secretary,
Treasurer


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Michael Jackson                              Date:  August 3, 2004
------------------------------
Michael Jackson
Director, President, Secretary,
Treasurer