Form 10QSB
period 2004-09-30
NETCO INVESTMENTS INC
filed 2004-11-12
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                             NETCO INVESTMENTS INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Washington                    333-47514               91-2031335
--------------------------------     ----------------        -------------------
(State or other jurisdiction of      (Commission File           (IRS Employer
incorporation or organization)             Number)           Identification No.)


     Suite 212, 1166 Alberni Street
  Vancouver, British Columbia, Canada                     V6E 3Z3
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)


     Issuer's telephone number                         (604) 681-1064
       (including area code)


------------------------------------------   -----------------------------------
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

Yes  [X]  No  [ ]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,300,000 COMMON SHARES AS AT NOVEMBER 10, 2004.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes  [ ]  No  [X]


--------------------------------------------------------------------------------

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART 1 - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Interim Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Interim Statement of Operations. . . . . . . . . . . . . . . . . . . . . .  F-4

Interim Statement of Cash Flow . . . . . . . . . . . . . . . . . . . . . .  F-5

Interim Statement of Stockholders' Deficiency. . . . . . . . . . . . . . .  F-7

Notes to Interim Financial Statements. . . . . . . . . . . . . . . . . . .  F-8


--------------------------------------------------------------------------------
                                                                        Page F-1

                             NETCO INVESTMENTS INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2003

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------


--------------------------------------------------------------------------------
                                                                        Page F-2

                                     NETCO INVESTMENTS INC.
                                  (A Development Stage Company)
                                     INTERIM BALANCE SHEETS
                            September 30, 2004 and December 31, 2003
                                     (Stated in US Dollars)
                                           (Unaudited)
                                            ---------


                                                                  September 30,    December 31,
                                                                      2004             2003
                                                                 ---------------  --------------

ASSETS
------
Current
  Cash                                                           $        5,900   $           -
Rights and licenses                                                           -               -
                                                                 ---------------  --------------

                                                                 $        5,900   $           -
                                                                 ===============  ==============

LIABILITIES
-----------

Current
  Accounts payable and accrued liabilities                       $        5,373   $       5,962
  Due to related parties - Note 4                                        14,893           2,924
  Current portion of notes payable - Note 3                               5,510               -
                                                                 ---------------  --------------

                                                                         25,776           8,886

Notes payable - Note 3                                                    4,450               -
                                                                 ---------------  --------------

                                                                         30,226           8,886
                                                                 ---------------  --------------

STOCKHOLDERS' DEFICIENCY
------------------------

Preferred stock, 20,000,000 preferred shares authorized with a par value of $0.0001; none issued
Common stock, 100,000,000 common shares authorized with a
par value of $0.0001; 4,300,000 common shares issued and
outstanding (2003:  4,300,000)                                              430             430
Additional paid-in capital                                               32,320          32,320
Deficit accumulated during the development stage                        (57,076)        (41,636)
                                                                 ---------------  --------------

                                                                        (24,326)         (8,886)
                                                                 ---------------  --------------

                                                                 $        5,900   $           -
                                                                 ===============  ==============

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-3

                                        NETCO INVESTMENTS INC.
                                     (A Development Stage Company)
                                   INTERIM STATEMENTS OF OPERATIONS
                for the three and nine month periods ended September 30, 2004 and 2003 and for the period from March 15, 2000 (Date of incorporation) to September 30, 2004
                                        (Stated in US Dollars)
                                              (Unaudited)
                                               ---------


                                                                                          March 15,
                                                                                        2000 (Date of
                                      Three months ended        Nine months ended      Incorporation)
                                         September 30,             September 30,             to
                                                                                        September 30,
                                      2004         2003         2004         2003           2004
                                   -----------  -----------  -----------  -----------  ---------------

Revenue                            $        -   $        -   $        -   $        -   $            -
                                   -----------  -----------  -----------  -----------  ---------------


Expenses
  Filing fees                           2,045            -        4,171            -            5,347
  Legal, organizational and audit       3,009        1,000        9,191        1,000           23,773
fees
  Rights and licences costs                 -            -           59           59           24,810
  Office and miscellaneous                775            3        1,059            3            1,686
  Interest                                960            -          960            -              960
  Website maintenance fee                   -            -            -            -              500
                                   -----------  -----------  -----------  -----------  ---------------

Net loss for the period            $   (6,789)  $   (1,003)  $  (15,440)  $   (1,062)  $      (57,076)
                                   ===========  ===========  ===========  ===========  ===============


Loss per share                     $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                                   ===========  ===========  ===========  ===========


Weighted average shares
outstanding                         4,300,000    4,300,000    4,300,000    4,300,000
                                   ===========  ===========  ===========  ===========

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-4

                                 NETCO INVESTMENTS INC.
                             (A Development Stage Company)
                            INTERIM STATEMENTS OF CASH FLOWS
              for the nine month period ended September 30, 2004 and 2003 and for the period from March 15, 2000 (Date of incorporation) to September 30, 2004
                                 (Stated in US Dollars)
                                      (Unaudited)
                                       ---------


                                                                        March 15, 2000
                                                                           (Date of
                                                 Nine months ended      Incorporation)
                                                   September 30,              to
                                                                        September 30,
                                                 2004         2003           2004
                                              -----------  ----------  ----------------

Cash flow from Operating Activities
  Net loss for the period                     $  (15,440)  $  (1,062)  $       (57,076)
  Non-cash items:
    Legal and organization expenses                    -           -             8,000
    Rights and licenses costs                          -           -            24,751
  Change in non-cash working capital item:
    Accounts payable and accrued liabilities        (589)          -             5,373
                                              -----------  ----------  ----------------

Net cash used in Operating Activities            (16,029)     (1,062)          (18,952)
                                              -----------  ----------  ----------------


Cash flow from Investing Activity
  Rights and licences                                  -           -                (1)
                                              -----------  ----------  ----------------

Net cash used in investing activity                    -           -                (1)
                                              -----------  ----------  ----------------


Cash flow from Financing Activities
  Due to related parties                          11,969       1,062            14,893
  Notes payable                                    9,960           -             9,960
                                              -----------  ----------  ----------------

Net cash provided by financing activities         21,929       1,062            24,853
                                              -----------  ----------  ----------------

Increase in cash during the period                 5,900           -             5,900

Cash, beginning of period                              -           -                 -
                                              -----------  ----------  ----------------

Cash, end of period                           $    5,900   $       -   $         5,900
                                              ===========  ==========  ================

                             SEE ACCOMPANYING NOTES

                                                                        /Cont'd.


--------------------------------------------------------------------------------
                                                                        Page F-5

                                   NETCO INVESTMENTS INC.                         Continued
                               (A Development Stage Company)
                              INTERIM STATEMENTS OF CASH FLOWS
                for the nine month period ended September 30, 2004 and 2003 and for the period from March 15, 2000 (Date of incorporation) to September 30, 2004
                                   (Stated in US Dollars)
                                        (Unaudited)
                                         ---------


                                                                            March 15, 2000
                                                                               (Date of
                                                      Nine months ended     Incorporation)
                                                        September 30,             to
                                                                            September 30,
                                                      2004        2003           2004
                                                   -----------  ---------  ----------------
Non-cash Financing Activities
  A total of 800,000 common shares were issued
  to a company controlled by the sole director
  at a fair market value of $0.01 per share for
  legal and organizational expenses paid           $    8,000   $       -  $         8,000

  A total of 3,500,000 common shares were
  issued at fair market of $0.01 pr share for the
  acquisition of a license from a company
  controlled by the sole director                      35,000           -           35,000

  Less: dividend deemed paid                          (10,250)          -          (10,250)
                                                   -----------  ---------  ----------------

                                                   $   32,750   $       -  $        32,750
                                                   ===========  =========  ================


Supplemental disclosure of cash flow information:
  Cash paid for interest                           $        -   $       -  $             -
                                                   ===========  =========  ================

  Cash paid for income taxes                       $        -   $       -  $             -
                                                   ===========  =========  ================

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-6

                                     NETCO INVESTMENTS INC.
                                 (A Development Stage Company)
                         INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
          for the period March 15, 2000 (Date of Incorporation) to September 30, 2004
                                     (Stated in US Dollars)
                                          (Unaudited)
                                           ---------


                                                                          Deficit
                                                                        Accumulated
                                                          Additional    During the
                                      Common     Stock     Paid-in      Development
                                      Number    Amount     Capital         Stage        Total
                                     ---------  -------  ------------  -------------  ---------

Balance, March 15, 2000                      -  $     -  $         -   $          -   $      -
Stock issued for legal and
  organization expenses at a fair
  market value of $0.01 per            800,000       80        7,920              -      8,000
share
Stock issued for acquisition of a
  license at a fair market value of
  $0.01 per share                    3,500,000      350       34,650              -     35,000

Dividend deemed paid                         -        -      (10,250)             -    (10,250)

Net loss for the period                      -        -            -        (32,750)   (32,750)
                                     ---------  -------  ------------  -------------  ---------

Balance, December 31, 2000           4,300,000      430       32,320        (32,750)         -
Net loss for the year                        -        -            -           (500)      (500)
                                     ---------  -------  ------------  -------------  ---------

Balance, December 31, 2001           4,300,000      430       32,320        (33,250)      (500)
Net loss for the year                        -        -            -         (1,857)    (1,857)
                                     ---------  -------  ------------  -------------  ---------

Balance, December 31, 2002           4,300,000      430       32,320        (35,107)    (2,357)
Net loss for the year                        -        -            -         (6,529)    (6,529)
                                     ---------  -------  ------------  -------------  ---------

Balance, December 31, 2003           4,300,000      430       32,320        (41,636)    (8,886)
Net loss for the period                      -        -            -        (15,440)   (15,440)
                                     ---------  -------  ------------  -------------  ---------

Balance, September 30, 2004          4,300,000  $   430  $    32,320   $    (57,076)  $(24,326)
                                     =========  =======  ============  =============  =========

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-7

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


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

          These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $57,076 at September 30, 2004 since inception and has a working capital deficiency of $19,876 at September 30, 2004. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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


--------------------------------------------------------------------------------
                                                                        Page F-8

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2004
(Stated in US Dollars)
(Unaudited)
-----------


Note 3     Notes Payable
           -------------

                                                           2004   2003
                                                          ------  -----

           Unsecured promissory note bearing interest at
           8% per annum, repayable August 4, 2006         $4,000  $   -
                                                          ------
             Loan fee                                        400
             Accrued interest                                 50      -
                                                          ------  -----

                                                           4,450      -
                                                          ------  -----

           Unsecured promissory note bearing interest at
           10% per annum, repayable December 24, 2004      5,000      -
             Loan fee                                        500      -
             Accrued interest                                 10      -
                                                          ------  -----

                                                           5,510      -
                                                          ------  -----

                                                           9,960      -
           Less: current portion                           5,510      -
                                                          ------  -----

                                                          $4,450  $   -
                                                          ======  =====

Note 4    Due to Related Parties
          ----------------------

          The amounts due to related parties are due to a director of the Company and a company with a director in common. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.


--------------------------------------------------------------------------------
                                                                        Page F-9

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

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $57,076 and has a working capital deficit of $19,876. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2004 ("2004") compared to the nine months ended September 30, 2003 ("2003"):

The Company has no revenue for 2004 and 2003. Expenses increased by $14,378 from $1,062 in 2003 to $15,440 in 2004. There were no filing fees in 2003, legal, organizational and audit fees increased by $8,191 in 2004, office expenses increased by $1,056 in 2004 and there were interest expenses of $960 in 2004.

The net loss for 2004 was $15,440 as compared to $1,062 in 2003. Our net loss per share remained at $nil for 2004 and 2003.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2004 the Company had cash of $5,900 and no cash or cash equivalents, as of December 31, 2003.


--------------------------------------------------------------------------------

The Company received cash advances of $11,969 from a related party, these amounts are unsecured, non-interest bearing and due on demand.

The Company also received a cash advance of $4,000 from an un-related party, bearing interest at 8% per annum and a loan fee of 10%. The funds are repayable on August 4, 2006.

On September 24, 2004 the Company received a cash advance of $5,000 from an un-related party, bearing interest at 10% per annum and loan fee of 10%. The funds are repayable on December 24, 2004.

These funds were used to fund our operating activities. As a result, our working capital deficit, as at September 30, 2004, is $19,876.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------

PART  II  -  OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

None.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETCO INVESTMENTS INC.
(Registrant)


/s/ Michael Jackson                           Date: November 10, 2004
-------------------
Michael Jackson
Director, President, Secretary,
Treasurer


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Jackson                           Date: November 10, 2004
-------------------
Michael Jackson
Director, President, Secretary,
Treasurer


--------------------------------------------------------------------------------