Form 10KSB
period 2004-12-31
NETCO INVESTMENTS INC
filed 2005-03-23
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: DECEMBER 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                             NETCO INVESTMENTS INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                     333-47514            91-2031335
  ----------------------------------    ---------------    ---------------------
    (State or other jurisdiction          (Commission          (IRS Employer
  of incorporation or organization)       File Number)      Identification No.)


    Suite 212, 1166 Alberni Street                         V6E 3Z3
  Vancouver, British Columbia, Canada
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)


     Issuer's telephone number                           (604) 681-1064
       (including area code)
                                         ------


----------------------------------------       ---------------------------------
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

Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2004 were $0.00.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of March 23, 2005 was US$106,250.


REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

March 23, 2005 - 8,550,000 Common Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format     Yes  [X]     No  [ ]

                             NETCO INVESTMENTS INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS


Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . .   1

Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . .   4

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .   4

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . .   5

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . .   5

Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .   8

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . .  20

Item 8a.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .  20

Item 8b.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . . 21

Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .  23

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . .  24

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .  24

Item 13.  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . .  24

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . .  25

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


                                     PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We were incorporated in the State of Washington on March 15 2000, under the name of NetCo Investments Inc., for the purpose of marketing vitamins and supplements, via the Internet and commissioned sales agents. Our principal executive offices are located in Vancouver, British Columbia, Canada.

Netco Investments Inc. ("Netco") is a development stage company and, to date, has not engaged in any commercial operations and has not earned any revenues.

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

ACQUISITION OF THE LICENSE

On March 15, 2000, the sole shareholder, Ryerson Corporation AVV ("Ryerson"), acquired the Vitamineralherb.com license from Mortenson & Associates
("Mortenson") and transferred the license to us in exchange for 3,500,000 shares. Ryerson acquired a further 800,000 common shares at a fair market value of $0.01 per share for legal and organizational expenses.

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

VitaBeast has retained a marketing consultant to provide an initial consultation and preliminary marketing plan for the Company. VitaBeast's www.vitabeast.com, has been fully functional since June 15 2004 and will be ready to receive and process orders from customers shortly. VitaBeast has not yet had any sales activity and has received no revenues.

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

VitaBeast believes that the principal competitive factors in its' market are:

-    Ability to attract and retain customers by offering:
     a)   convenience  of  ordering  over  the  Internet  and home delivery; and
     b) high quality fresh frozen raw foods in meal sized portions, high quality low cost vitamins and homeopathic supplements for the sole use of pets.

- Salespeople working on a commission basis to sell product directly to the consumer.

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

REGULATORY  ENVIRONMENT

There is no government body that regulates foods, vitamins and supplements for pet consumption. There are however a few associations that monitor the industry such as the American Pet Products Manufacturers Association ('APPMA') Management believes that the vision of the American Pet Products Manufacturers Association is to create a society where every household has a pet or that pets are treated in a caring and responsible manner. Management has cut from the APPMA website the following quote "The American Pet

Products Manufacturer's Association is the leading not-for-profit trade association serving the interests of American pet product manufacturers and importers. Founded in 1958 with a membership of 17 manufacturers, APPMA's membership has grown to include over 500 pet product manufacturers and importers representing both large corporations and growing business enterprises. APPMA was established to promote, develop and advance pet ownership and the pet product industry". To this end, APPMA:

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART 11

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

No public market currently exists for the shares of NetCo Investment's common stock. Under the Securities Act of 1933, we filed our registration statement on Form SB-2 and on July 9, 2004 our request for registration became effective. On January 7th 2005, we completed a private placement for 4,250,000 common shares at US$0.025 per share.

We are currently working with Pennaluna & Company to initiate trading on the OTC Bulletin Board Service. The Company is in the process of satisfying the Securities and Exchange Commission (SEC) Rule 15c2-11 and the information requirements of the National Association of Securities Dealers, Inc. (NASD) Rule 6740.

There is currently no "established trading market" for shares of our common stock. No assurance can be given that any "established trading market" for the common stock will develop or be maintained.

HOLDERS

As of December 31, 2004 we had FIFTY-ONE (51) shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in its' common stock.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended December 31st 2004, without registration under the Securities Act of 1933, as amended.

-----------  ----------------  ------------------  --------------------------
   NAME        DATE ACQUIRED    NUMBER OF SHARES    AGGREGATE CONSIDERATION
-----------  ----------------  ------------------  --------------------------
   NIL
-----------  ----------------  ------------------  --------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

From inception to the close of our initial public offering on January 7th 2005, we have suffered recurring losses and net cash outflows from operations. As a result of the initial public offering, we have a working capital surplus of $81,520 as of December 31, 2004, which is sufficient to fund operations through the next year. We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances and related party loans in order to meet our strategic objectives. However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.

PLAN  OF  OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Our prior full fiscal years ending December 31 2004, 2003 and 2002 are not indicative of our current business plan and operations. During the years ended December 31 2004, 2003 and 2002, we had no revenue and were in the development stages.

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

RESULTS  OF  OPERATIONS

TWELVE  MONTHS ENDED DECEMBER 31, 2004 AND TWELVE MONTHS ENDED DECEMBER 31, 2003

Revenue: We had no revenue for the twelve months ended December 31, 2004 nor for the twelve months ended December 31, 2003.

General  and  Administrative  Operating  Expenses:  Our  operating expenses were
$20,074 for the period ending December 31st 2004, compared to $6,529 in fiscal 2003, an increase of $13,545. These expenses were mainly attributed to filing, interest, legal, organizational and audit fees of $18,659 in fiscal 2004 as compared to $6,463 in fiscal 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash position is $111,171 for the period ending December 31 2004 and was nil for the period ending December 31 2003. The increase in the cash position is directly related to the initial public offering that was completed in January 2005.

The working capital surplus at December 31 2004 is $81,520 as compared to a working capital deficit of $8,886 at December 31 2003.

Our primary source of funds since incorporation has been through the issue of our common stock, the proceeds of the initial public offering and loans to us by the director of the Company and a company with a director in common.

CRITICAL  ACCOUNTING  POLICIES

The discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the financial statements.

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

ITEM  7.     FINANCIAL  STATEMENTS



                             NETCO INVESTMENTS INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                             (Stated in US Dollars)
                              --------------------

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Netco Investments Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Netco Investments Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period March 15, 2000 (Date of Incorporation) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Netco Investments Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period March 15, 2000 (Date of Incorporation) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


Vancouver, Canada                                               "AMISANO HANSON"
February 24, 2005                                          Chartered Accountants


750 WEST PENDER STREET, SUITE 604                       TELEPHONE:  604-689-0188
VANCOUVER CANADA                                        FACSIMILE:  604-689-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)
                              --------------------


                                   ASSETS                 2004       2003
                                   ------               ---------  ---------
Current
  Cash                                                  $111,171   $      -
  Share subscriptions receivable                             575          -
  Rights and licenses - Notes 3 and 4                          -          -
                                                        ---------  ---------

                                                        $111,746   $      -
                                                        =========  =========

                                LIABILITIES

Current
  Accounts payable and accrued liabilities              $  4,186   $  5,962
  Due to related parties - Note 5                         14,892      2,924
  Current portion of notes payable - Note 6               11,148          -
                                                        ---------  ---------

                                                          30,226      8,886
Notes payable - Notes 6 and 9                              4,555          -
                                                        ---------  ---------

                                                          34,781      8,886
                                                        ---------  ---------

                       STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock:
  Authorized: 20,000,000 with a par value of $0.0001
  Issued and outstanding: None
Common stock:
  Authorized: 100,000,000 with a par value of $0.0001
  Issued and outstanding: 8,537,000 (2003:  4,300,000)
   - Notes 7 and 9                                           854        430
Additional paid-in capital                               137,821     32,320
Deficit accumulated during the development stage         (61,710)   (41,636)
                                                        ---------  ---------

                                                          76,965     (8,886)
                                                        ---------  ---------

                                                        $111,746   $      -
                                                        =========  =========

Commitment - Note 3
Subsequent Events - Note 9


                             SEE ACCOMPANYING NOTES

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2004 and 2003
        and for the period from March 15, 2000 (Date of Incorporation) to
                                December 31, 2004
                             (Stated in US Dollars)
                              --------------------


                                                                  March 15,
                                                                    2000
                                                                  (Date of
                                                               Incorporation)
                                           Years ended               to
                                           December 31,         December 31,
                                        2004         2003           2004
                                     -----------  -----------  ---------------
Revenue                              $        -   $        -   $            -
                                     -----------  -----------  ---------------


Expenses
  Filing fees                        $    4,651   $      554   $        5,827
  Legal, organizational and audit
   fees                                  12,305        5,909           26,887
  Rights and licenses costs                  74            1           24,825
  Office and miscellaneous                1,341           65            1,968
  Interest                                1,703            -            1,703
  Website maintenance fee                     -            -              500
                                     -----------  -----------  ---------------

                                        (20,074)      (6,529)         (61,710)
                                     -----------  -----------  ---------------

Net loss for the period              $  (20,074)  $   (6,529)  $      (61,710)
                                     ===========  ===========  ===============

Loss per share                       $    (0.00)  $    (0.00)
                                     ===========  ===========

Weighted average shares outstanding   4,511,236    4,300,000
                                     ===========  ===========


                             SEE ACCOMPANYING NOTES

                              NETCO INVESTMENTS INC.
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                  for the years ended December 31, 2004 and 2003
        and for the period from March 15, 2000 (Date of Incorporation) to
                                December 31, 2004
                              (Stated in US Dollars)
                               --------------------


                                                                      March 15,
                                                                        2000
                                                                      (Date of
                                                                   Incorporation)
                                                  Years ended            to
                                                  December 31,      December 31,
                                                2004       2003         2004
                                              ---------  --------  ---------------
Cash flow from Operating Activities
  Net loss for the period                     $(20,074)  $(6,529)  $      (61,710)
  Non-cash items:
    Legal and organizational expenses                -         -            8,000
    Rights and licenses costs                        -         1           24,751
  Change in non-cash working capital item:
    Accounts payable and accrued liabilities    (1,776)    5,462            4,186
                                              ---------  --------  ---------------

Net cash used by operating activities          (21,850)   (1,066)         (24,773)
                                              ---------  --------  ---------------

Cash flow from Investing Activity
  Rights and licenses                                -        (1)              (1)
                                              ---------  --------  ---------------

Net cash used in investing activity                  -        (1)              (1)
                                              ---------  --------  ---------------

Cash flow from Financing Activities
  Due to related parties                        11,968     1,067           14,892
  Notes payable                                 15,703         -           15,703
  Share capital                                105,350         -          105,350
                                              ---------  --------  ---------------

Net cash provided by financing activities      133,021     1,067          135,945
                                              ---------  --------  ---------------

Change in cash during the period               111,171         -          111,171

Cash, beginning of period                            -         -                -
                                              ---------  --------  ---------------

Cash, end of period                           $111,171   $     -   $      111,171
                                              =========  ========  ===============

                                                                        /Cont'd.


                             SEE ACCOMPANYING NOTES

                                  NETCO INVESTMENTS INC.                        Continued
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                      for the years ended December 31, 2004 and 2003
   and for the period from March 15, 2000 (Date of Incorporation) to December 31, 2004
                                  (Stated in US Dollars)
                                   --------------------


                                                                             March 15,
                                                                               2000
                                                                             (Date of
                                                                          Incorporation)
                                                          Years ended           to
                                                          December 31,     December 31,
                                                         2004     2003         2004
                                                        -------  -------  ---------------
Non-cash Financing Activities
  A total of 800,000 common shares were issued to
  a company controlled by the sole director at a fair
  market value of $0.01 per share for legal and
  organizational expenses paid                          $     -  $     -  $        8,000

  A total of 3,500,000 common shares were issued
  at fair market value of $0.01 per share for the
  acquisition of a license from a company controlled
  by the sole director - Notes 3 and 4                        -        -          35,000

  Less:  dividend deemed paid
  - Notes 3 and 4                                             -        -         (10,250)

  A total of 23,000 common shares were issued at
  fair market value of $0.025 per share pursuant to an
  SB-2 Registration Statement for share
  subscriptions receivable                                  575        -             575
                                                        -------  -------  ---------------

                                                        $   575  $     -  $       33,325
                                                        =======  =======  ===============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $     -  $     -  $            -
                                                        =======  =======  ===============

  Cash paid for income taxes                            $     -  $     -  $            -
                                                        =======  =======  ===============


                             SEE ACCOMPANYING NOTES

                                    NETCO INVESTMENTS INC.
                                (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' EQUITY
          for the period March 15, 2000 (Date of Incorporation) to December 31, 2004
                                    (Stated in US Dollars)
                                     --------------------


                                                                        Deficit
                                                                      Accumulated
                                                        Additional    During the
                                      Common Stock       Paid-in      Development
                                    Number    Amount     Capital         Stage        Total
                                   ---------  -------  ------------  -------------  ---------
Balance, March 15, 2000                    -  $     -  $         -   $          -   $      -
Stock issued for legal and
 organizational expenses at a
 fair market value of $0.01 per
 share                               800,000       80        7,920              -      8,000
Stock issued for acquisition of
 a license at a fair market value
 of $0.01 per share                3,500,000      350       34,650              -     35,000
Dividend deemed paid - Note 4              -        -      (10,250)             -    (10,250)
Net loss for the period                    -        -            -        (32,750)   (32,750)
                                   ---------  -------  ------------  -------------  ---------

Balance, December 31, 2000         4,300,000      430       32,320        (32,750)         -
Net loss for the year                      -        -            -           (500)      (500)
                                   ---------  -------  ------------  -------------  ---------

Balance, December 31, 2001         4,300,000      430       32,320        (33,250)      (500)
Net loss for the year                      -        -            -         (1,857)    (1,857)
                                   ---------  -------  ------------  -------------  ---------

Balance, December 31, 2002         4,300,000      430       32,320        (35,107)    (2,357)
Net loss for the year                      -        -            -         (6,529)    (6,529)
                                   ---------  -------  ------------  -------------  ---------

Balance, December 31, 2003         4,300,000  $   430  $    32,320   $    (41,636)  $ (8,886)
Stock issued as a private
 placement at a fair market
 value of $0.025 per share
 - Notes 7 and 9                   4,237,000      424      105,501              -    105,925
Net loss for the year                      -        -            -        (20,074)   (20,074)
                                   ---------  -------  ------------  -------------  ---------

Balance, December 31, 2004         8,537,000  $   854  $   137,821   $    (61,710)  $ 76,965
                                   =========  =======  ============  =============  =========


                             SEE ACCOMPANYING NOTES

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)
                              --------------------


Note  1   Nature  of  Operations
          ----------------------

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

Note  2   Summary  of  Significant  Accounting  Policies
          ----------------------------------------------

          The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

          The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Financial Statements
(U.S. dollars)


Note  2   Summary  of  Significant  Accounting  Policies  -  (cont'd)
          ----------------------------------------------

          Income  Taxes
          -------------

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

          Foreign  Currency  Translation
          ------------------------------

          The Company's functional currency is in Canadian dollars as substantially all of the Company's operations are in Canada. The
          Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the FAS No. 52 "Foreign Currency Translation".

          Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of difference exchange rates from period to period are included in the Comprehensive Income account in Stockholder's Equity, if applicable.

          Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Financial Statements
(U.S. dollars)


Note  2   Summary  of  Significant  Accounting  Policies  -  (cont'd)
          ----------------------------------------------

          Comprehensive  Income
          ---------------------

          Statement of Financial Accounting Standards ("FAS") No. 130 "Reporting Comprehensive Income", was adopted during the year ended December 31, 2004. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes foreign currency translation adjustments.

          Financial  Instruments
          ----------------------

          The carrying value of the Company's financial instruments, consisting of cash, share subscriptions receivable, accounts payable and accrued liabilities and due to related parties approximates their fair value due to the short maturity of such instruments. The carrying value of notes payable also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

          New  Accounting  Standards
          --------------------------

          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adapted could have a material affect on the accompanying financial statements.

Note  3   Rights  and  Licenses  -  Note  4
          ---------------------

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

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Financial Statements
(U.S. dollars)


Note  4   Related  Party  Transactions  -  Notes  3,  5  and  7
          ----------------------------

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

Note  5   Due  to  Related  Parties  -  Note  4
          -------------------------

          The amounts due to related parties are due to a director of the Company and a company with a director in common. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note  6   Notes  Payable  -  Note  9
          --------------

                                                     2004       2003
                                                   ---------  -------
Unsecured promissory note bearing interest at 8%
per annum; repayable August 4, 2006                $  4,000   $     -
  Loan fee                                              400         -
  Accrued interest                                      155         -
                                                   ---------  -------

                                                      4,555         -
                                                   ---------  -------

Unsecured promissory note bearing interest at 10%
per annum; repayable February 24, 2005                5,000         -
  Loan fee                                              500         -
  Accrued interest                                      136         -
                                                   ---------  -------

                                                      5,636         -
                                                   ---------  -------

Unsecured promissory note bearing interest at 10%
per annum; repayable March 23, 2005                   5,000         -
  Loan fee                                              500         -
  Accrued interest                                       12         -
                                                   ---------  -------

                                                      5,512         -
                                                   ---------  -------

                                                     15,703         -
Less: current portion                               (11,148)        -
                                                   ---------  -------

                                                   $  4,555   $     -
                                                   =========  =======

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Financial Statements
(U.S. dollars)


Note  7   Capital  Stock
          --------------

          The Company raised $105,925 by issuing 4,237,000 common shares at $0.025 per share during the year ended December 31, 2004 pursuant to an SB-2 Registration statement registered with the Securities and Exchange Commission to offer a total of 4,250,000 common shares. The director of the Company will receive 5% of the funds raised from the sale of common shares. Any amounts earned by this director for selling shares will be charged to expenses when incurred.

Note  8   Deferred  Tax  Assets
          ---------------------

          The significant components of the Company's deferred tax assets are as follows:

                                                Total
                                              ---------
Deferred Tax Assets
  Non-capital losses carryforward             $ 10,428
  Valuation allowance for deferred tax asset   (10,428)
                                              ---------

                                              $      -
                                              =========

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note  9   Subsequent  Events
          ------------------

          By January 7, 2005, the Company had received $900 for share subscriptions receivable of $575 and $325 for the remaining SB-2 issue of 13,000 common shares at $0.025 per share.

          On January 28, 2005, the Company paid a finder's fee of $5,313 to a director of the Company pursuant to the issue of 4,250,000 common shares (4,237,000 were subscribed for at December 31, 2004).

          The note payable that was repayable on February 24, 2005, was renewed for an additional four months until June 24, 2005, on the same terms and conditions.

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

The fiscal years ending December 31 2004, 2003 and 2002 have been audited by Amisano Hanson. The fiscal year ending December 31 2001 has been audited by Manning Elliott.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM  8B.    OTHER  INFORMATION

There is no information required to be disclosed in a report on Form 8-K, during the fourth quarter of the year covered by this Form 10-KSB, which has not already been reported.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

IDENTIFICATION  OF  DIRECTORS  AND  OFFICERS

        --------------------  ---   --------------------------------------------
                 NAME         AGE                      TITLE
        --------------------  ---   --------------------------------------------
        Michael Jackson(1)    64    President, Secretary, Treasurer, Director
        --------------------  ---   --------------------------------------------

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

ITEM  10.    EXECUTIVE  COMPENSATION

OFFICERS  AND  DIRECTORS

We did not pay any director's fees for the latest fiscal year ended December 31, 2004 or for the fiscal year ended in Dec 31 2003.

NetCo may, during the course of the current year, decide to compensate its officers and directors for their services.

INCENTIVE  STOCK  OPTIONS

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                       SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------
                                                              Long Term Compensation
                                                         ----------------------------------
                             Annual Compensation                  Awards           Payouts
                     ----------------------------------  ------------------------  --------
        (a)           (b)     (c)     (d)       (e)          (f)          (g)        (h)     (i)
-------------------  -----  -------  ------  ----------  -----------  -----------  --------  ----------
     Name and        Year   Salary   Bonus     Other      Restricted   Securities    LTIP     All Other
Principal Position            ($)     ($)      Annual       Stock      Underlying     Pay      Compen-
                                              Compen-       Awards      Options/   outs ($)  sation ($)
                                             sation ($)                 SARS (#)
-------------------  -----  -------  ------  ----------  -----------  -----------  --------  ----------
Michael Jackson (1)   2002        0       0           0            0            0         0           0
                      2003        0       0           0            0            0         0           0
                      2004        0       0           0            0            0         0           0
-------------------------------------------------------------------------------------------------------

(1)  Mr. Jackson was elected as the sole officer and director in March 2000.

OPTIONS/SAR  GRANTS

We did not issue any options or SARs during the year ended December 31, 2004.

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

REPORT  ON  REPRICING  OF  OPTIONS/SAR

We did not reprice any options or SARs during the year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 7th 2005, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of NetCo Investments Inc., and (iii) all directors and executive officers of us as a group. The computation is based upon 8,550,000 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

-------------------------------------------------------------------------------
NAME AND ADDRESS                   NUMBER OF SHARES BENEFICIALLY  PERCENTAGE OF
                                                 OWNED                CLASS
---------------------------------  -----------------------------  -------------
Ryerson Corporation A.V.V. (1)
c/o 7 Abraham de Veerstraat,                   4,300,000              50.29%
P.O. Box 840, Curacao
Netherlands Antilles
---------------------------------  -----------------------------  -------------
TOTAL:                                         4,300,000              50.29%
-------------------------------------------------------------------------------

(1) Michael Jackson is the controlling shareholder of Ryerson Corporation. Mr. Jackson is the sole officer and director of NetCo Investments Inc. He is the President, Secretary and Treasurer of NetCo.


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


ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit Number  Description
--------------  ---------------------------------------------------------------
     2.1*       Form 8-K - Change in Registrant's Certifying Accountant
     2.2*       Form 8-K - Acquisition of URL, www.vitabeast.com
     2.3*       Form 8-K - Promissory Note
     2.4*       Form 8-K - Promissory Note
     31.1       302 Certification for the Chief Executive and Financial Officer
     32.1       906 Certification for the Chief Executive and Financial Officer

*  previously  filed

ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

1.   AUDIT  FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Amisano Hanson Chartered Accountants, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB are as follows:

                              2004     $8,255.00
                              2003     $5,909.00

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


NETCO INVESTMENTS INC.
(Registrant)


/s/  Michael  Jackson                         Date:  March 23, 2005
--------------------------------------
Michael Jackson
Director, President, Secretary,
Treasurer


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Michael  Jackson                         Date:  March 23, 2005
--------------------------------------
Michael Jackson
Director, President, Secretary,
Treasurer