Form 10QSB
period 2005-03-31
NETCO INVESTMENTS INC
filed 2005-05-13
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  MARCH 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________________ to ________________



                             NETCO INVESTMENTS INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Washington                 333-47514                91-2031335
--------------------------------  ---------------------  -----------------------
(State or other jurisdiction of    (Commission File          (IRS Employer
 incorporation or organization)         Number)            Identification No.)



      Suite 212, 1166 Alberni Street                       V6E 3Z3
    Vancouver, British Columbia, Canada
-------------------------------------------  -----------------------------------
 (Address of principal executive offices)                (Zip Code)


               Issuer's telephone number
                  (including area code)                (604) 681-1064



-------------------------------------------  -----------------------------------
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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,550,000 COMMON SHARES AS AT MAY 12, 2005.


Transitional Small Business Disclosure Format:

Yes     [_]     No     [X]

(Check one)


--------------------------------------------------------------------------------

                                       NETCO INVESTMENTS INC.
                                    (A Development Stage Company)

                                             FORM 10-QSB


PART I -   FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

Interim Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Interim Statement of Operations . . . . . . . . . . . . . . . . . . . . . . F-6

Interim Statement of Cash Flow. . . . . . . . . . . . . . . . . . . . . . . F-7

Interim Statement of Stockholders' Deficiency . . . . . . . . . . . . . . . F-9

Notes to the Interim Financial Statements . . . . . . . . . . . . . . . . .F-10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 3.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . .  14


PART II -  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE
           OF PROCEEDS. . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . .  16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 5.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  16



--------------------------------------------------------------------------------

                             NETCO INVESTMENTS INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------




--------------------------------------------------------------------------------

                                  NETCO INVESTMENTS INC.
                               (A Development Stage Company)
                                  INTERIM BALANCE SHEETS
                           March 31, 2005 and December 31, 2004
                                  (Stated in US Dollars)
                                        (Unaudited)
                                         ---------



                                                                March 31,    December 31,
                                                                  2005           2004
                                                               -----------  --------------
                                     ASSETS
                                     ------
Current
 Cash                                                          $   91,635   $     111,171
 Share subscriptions receivable                                         -             575
                                                               -----------  --------------

                                                                   91,635         111,746
Rights and licences                                                     -               -
                                                               -----------  --------------

                                                               $   91,635   $     111,746
                                                               ===========  ==============

                                  LIABILITIES
                                  -----------
Current
 Accounts payable and accrued liabilities - Note 3             $    5,702   $       4,186
 Due to related parties - Note 3                                   14,892          14,892
 Current portion of notes payable - Note 4                         11,347          11,148
                                                               -----------  --------------

                                                                   31,941          30,226
Notes payable - Note 4                                              4,658           4,555
                                                               -----------  --------------

                                                                   36,599          34,781
                                                               -----------  --------------

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock:
 Authorized: 20,000,000 with a par value of $0.0001
 Issued and outstanding: None issued
Common stock:
 Authorized: 100,000,000 with a par value of $0.0001
 Issued and outstanding: 8,550,000 (2004: 8,537,000) - Note 5         855             854
Additional paid-in capital                                        132,833         137,821
Deficit accumulated during the development stage                  (78,652)        (61,710)
                                                               -----------  --------------

                                                                   55,036          76,965
                                                               -----------  --------------

                                                               $   91,635   $     111,746
                                                               ===========  ==============

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-5

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three month periods ended March 31, 2005 and 2004
and for the period from March 15, 2000 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                    March 15,
                                                                      2000
                                                                    (Date of
                                                                 Incorporation)
                                          Three months ended           to
                                               March 31,            March 31,
                                          2005         2004           2005
                                       -----------  -----------  ---------------
Revenue                                $        -   $        -   $             -
                                       -----------  -----------  ---------------

Expenses
 Consulting - Note 3                        2,103            -             2,103
 Filing fees                                2,974          477             8,801
 Interest                                     302            -             2,005
 Legal, organizational and audit fees       3,986        3,682            30,873
 Marketing                                  1,239            -             1,239
 Office and miscellaneous                   1,249           69             3,217
 Rights and licenses costs                     89           59            24,914
 Website maintenance fee                    5,000            -             5,500
                                       -----------  -----------  ---------------

                                           16,942        4,287            78,652
                                       -----------  -----------  ---------------

Net loss for the period                $   16,942   $    4,287   $        78,652
                                       ===========  ===========  ===============

Loss per share                         $    (0.00)  $    (0.00)
                                       ===========  ===========

Weighted average shares outstanding     8,549,322    4,300,000
                                       ===========  ===========

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-6

                                NETCO INVESTMENTS INC.
                             (A Development Stage Company)
                           INTERIM STATEMENTS OF CASH FLOWS
               for the three month periods ended March 31, 2005 and 2004
   and for the period from March 15, 2000 (Date of Incorporation) to March 31, 2005
                                (Stated in US Dollars)
                                      (Unaudited)
                                       ---------


                                                                          March 15,
                                                                            2000
                                                                          (Date of
                                                                       Incorporation)
                                                Three months ended           to
                                                    March 31,             March 31,
                                                2005         2004           2005
                                             -----------  -----------  ---------------
Operating Activities
 Net loss for the period                     $  (16,942)  $   (4,287)  $      (78,652)
 Non-cash items:
   Legal and organizational expenses                  -            -            8,000
   Rights and licenses costs                          -            -           24,751
 Change in non-cash working capital items:
   Share subscriptions receivable                   575            -              575
   Accounts payable and accrued liabilities       1,516        2,278            5,702
                                             -----------  -----------  ---------------

Net cash used in operating activities           (14,851)      (2,009)         (39,624)
                                             -----------  -----------  ---------------

Cash Flow from Investing Activity
 Rights and licenses                                  -            -               (1)
                                             -----------  -----------  ---------------

Net cash used in investing activity                   -            -               (1)
                                             -----------  -----------  ---------------

Cash Flow from Financing Activities
 Due to related parties                               -        2,009           14,892
 Increase in notes payable                          302            -           16,005
 Common shares issued                               325            -          105,675
 Share issue costs                               (5,312)           -           (5,312)
                                             -----------  -----------  ---------------

Net cash provided by (used in) financing
 activities                                      (4,685)       2,009          131,260
                                             -----------  -----------  ---------------

Change in cash during the period                (19,536)           -           91,635

Cash, beginning of the period                   111,171            -                -
                                             -----------  -----------  ---------------

Cash, end of the period                      $   91,635   $        -   $       91,635
                                             ===========  ===========  ===============


                                                                      .../cont'd

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-7

                                                                       Continued

                                   NETCO INVESTMENTS INC.
                               (A Development Stage Company)
                              INTERIM STATEMENTS OF CASH FLOWS
                     for the three months ended March 31, 2005 and 2004
      and for the period from March 15, 2000 (Date of Incorporation) to March 31, 2005
                                   (Stated in US Dollars)
                                        (Unaudited)
                                         ---------


                                                                               March 15,
                                                                                 2000
                                                                               (Date of
                                                                            Incorporation)
                                                      Three months ended          to
                                                           March 31,           March 31,
                                                       2005        2004          2005
                                                    ----------  ----------  ---------------
Non-cash Financing Activities
   A total of 800,000 common shares were
   issued to a company controlled by the sole
   director at a fair market value of $0.01 per
   share for legal and organizational expenses
   paid                                             $        -  $        -  $        8,000

   A total of 3,500,000 common shares were
   issued at fair market value of $0.01 per share
   for the acquisition of a license from a company
   controlled by the sole director                           -           -          35,000

   Less: dividend deemed paid                                -           -         (10,250)

   A total of 23,000 common shares were issued at
   fair market value of $0.025 per share pursuant to
   an SB-2 Registration Statement for share
   subscriptions receivable                                  -           -             575
                                                    ----------  ----------  ---------------

                                                    $        -  $        -  $       33,325
                                                    ==========  ==========  ===============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest                                       $        -  $        -  $            -
                                                    ==========  ==========  ===============

     Income taxes                                   $        -  $        -  $            -
                                                    ==========  ==========  ===============

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-8

                                            NETCO INVESTMENTS INC.
                                         (A Development Stage Company)
                                   INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                    for the period March 15, 2000 (Date of Incorporation) to March 31, 2005
                                            (Stated in US Dollars)
                                                  (Unaudited)
                                                   ---------


                                                                                         Deficit
                                                                                       Accumulated
                                                                                       During the
                                                 Common Stock         Additional       Development
                                               Number     Amount    Paid-in Capital       Stage        Total
                                              ---------  --------  -----------------  -------------  ---------
Balance, March 15, 2000                               -  $      -  $              -   $          -   $      -
Stock issued for legal and organizational
expenses at a fair market value of $0.01
per share                                       800,000        80             7,920              -      8,000
Stock issued for acquisition of a license at
a fair market value of $0.01 per share        3,500,000       350            34,650              -     35,000
Dividend deemed paid                                  -         -           (10,250)             -    (10,250)
Net loss for the period                               -         -                 -        (32,750)   (32,750)
                                              ---------  --------  -----------------  -------------  ---------
Balance, December 31, 2000                    4,300,000       430            32,320        (32,750)         -
Net loss for the year                                 -         -                 -           (500)      (500)
                                              ---------  --------  -----------------  -------------  ---------
Balance, December 31, 2001                    4,300,000       430            32,320        (33,250)      (500)
Net loss for the year                                 -         -                 -         (1,857)    (1,857)
                                              ---------  --------  -----------------  -------------  ---------
Balance, December 31, 2002                    4,300,000       430            32,320        (35,107)    (2,357)
Net loss for the year                                 -         -                 -         (6,529)    (6,529)
                                              ---------  --------  -----------------  -------------  ---------
Balance, December 31, 2003                    4,300,000       430            32,320        (41,636)    (8,886)
Stock issued as a private placement at a
fair market value of $0.025 per share         4,237,000       424           105,501              -    105,925
Net loss for the year                                 -         -                 -        (20,074)   (20,074)
                                              ---------  --------  -----------------  -------------  ---------
Balance, December 31, 2004                    8,537,000       854           137,821        (61,710)    76,965
Stock issued as a private placement at a
fair market value of $0.025 per share            13,000         1               324              -        325
Share issue costs - Note 3                            -         -            (5,312)             -     (5,312)
Net loss for the period                               -         -                 -        (16,942)   (16,942)
                                              ---------  --------  -----------------  -------------  ---------

Balance, March 31, 2005                       8,550,000  $    855  $        132,833   $    (78,652)  $ 55,036
                                              =========  ========  =================  =============  =========

                             SEE ACCOMPANYING NOTES


--------------------------------------------------------------------------------
                                                                        Page F-9

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      March 31, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


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

          From inception to the close of our initial public offering on January 7th 2005, the Company has suffered recurring losses and net cash outflows from operations. As a result of the initial public offering, we have working capital of $59,694 as of March 31, 2005, which is sufficient to fund operations through the next year. We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances and related party loans in order to meet our strategic objectives. However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.


--------------------------------------------------------------------------------
                                                                       Page F-10

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)
 ---------

Note 3    Related Party Transactions - Note 5
          --------------------------

          During the period, the Company was charged the following amount by the director and a relative of the director of the Company.

                                                       March 15,
                                                     2000 (Date of
                               Three months ended    Inception) to
                                    March 31,           March 31,
                                2005        2004          2005
                             ----------  ----------  --------------

          Share issue costs  $    5,312  $        -  $        5,312
          Consulting fees         2,103           -           2,103
                             ----------  ----------  --------------

                             $    7,415  $        -  $        7,415
                             ==========  ==========  ==============


          These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

          Accounts payable includes the following amounts due to a relative of the director of the Company:


                            March 31,   December 31,
                               2005         2004
                            ----------  -------------

          Accounts payable  $      699  $           -
                            ==========  =============


          Amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.


--------------------------------------------------------------------------------
                                                                       Page F-11

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)
 ---------

Note 4    Notes Payable
          -------------

                                                               March 31,    December 31,
                                                                 2005           2004
                                                              -----------  --------------
          Unsecured promissory note bearing interest at 8%
           per annum; repayable August 4, 2006                $    4,000   $       4,000
            Loan fee                                                 400             400
            Accrued interest                                         258             155
                                                              -----------  --------------

                                                                   4,658           4,555
                                                              -----------  --------------

          Unsecured promissory note bearing interest at 10%
          per annum; repayable June 24, 2005.                      5,000           5,000
            Loan fee                                                 500             500
            Accrued interest                                         235             136
                                                              -----------  --------------

                                                                   5,735           5,636
                                                              -----------  --------------

          Unsecured promissory note bearing interest at 10%
          per annum; repayable June 23, 2005.                      5,000           5,000
            Loan fee                                                 500             500
            Accrued interest                                         112              12
                                                              -----------  --------------

                                                                   5,612           5,512
                                                              -----------  --------------

                                                                  16,005          15,703
          Less: current portion                                  (11,347)        (11,148)
                                                              -----------  --------------

                                                              $    4,658   $       4,555
                                                              ===========  ==============

Note 5    Capital Stock
          -------------

          Pursuant to an SB-2 Registration statement registered with the Securities and Exchange Commission, the Company issued 4,250,000 common shares at $0.025 per share. The director of the Company received 5% of the funds raised from the sale of common shares as commissions.


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


--------------------------------------------------------------------------------
                                                                       Page F-13

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. From inception to the close of our initial public offering on January 7th 2005, we have suffered recurring losses and net cash outflows from operations. As a result of the initial public offering, we have a working capital surplus of $64,362 as of March 31, 2005, which is sufficient to fund operations through the next year.

We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances, related and non-related party loans in order to meet our strategic objectives. However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.


RESULTS OF CONTINUING OPERATIONS

Thee months ended March 31, 2005 ("2005") compared to the three months ended March 31, 2004 ("2004"):

The Company has no revenue for 2005 and 2004. Expenses increased by $12,205 from $4,287 in 2004 as compared to $16,492 in 2005. The filing, legal, organization and audit fees were $6,960 in 2005 as compared to $4,159 in 2004. Alternatively, the office and miscellaneous fees increased from $69 in 2004 to $1,249 in 2005.

The net loss for 2005 was $16,492 as compared to $4,287 in 2004. Our net loss per share remained at $nil for 2005 and 2004.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position is $91,635 for the period ending March 31, 2005 and was $111,171 for the period ending December 31, 2004.

Our working capital surplus at March 31, 2005 is $59,694 as compared to a working capital deficit of $81,520 at December 31, 2004.


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


--------------------------------------------------------------------------------
                                                                       Page F-14

Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------
                                                                       Page F-15

PART  II  -  OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
    2.1*        Form 8-K - filed on January 10th 2005 re. Promissory Note
   31.1         302 Certification for the Chief Executive and Financial Officer
   32.1         906 Certification for the Chief Executive and Financial Officer
* previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETCO INVESTMENTS INC.
(Registrant)

/s/ Michael Jackson        Date: May 12, 2005
-------------------------
Michael Jackson
Director, President / CEO

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Jackson        Date: May 12, 2005
-------------------------
Michael Jackson
Director, President / CEO


--------------------------------------------------------------------------------
                                                                       Page F-16