Form 10QSB
period 2005-06-30
NETCO INVESTMENTS INC
filed 2005-08-08
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                             NETCO INVESTMENTS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Washington                     333-47514               91-2031335
-------------------------------       ----------------       -------------------
(State or other jurisdiction of       (Commission File         (IRS Employer
 incorporation or organization)            Number)           Identification No.)



        Suite 212, 1166 Alberni Street                       V6E 3Z3
    Vancouver, British Columbia, Canada
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)
                                    -------


          Issuer's telephone number                       (604) 681-1064
           (including area code)



-------------------------------------------          ---------------------
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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,550,000 COMMON SHARES AS AT AUGUST 5, 2005.


Transitional Small Business Disclosure Format:

Yes  [ ]    No  [X}

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

                                   FORM 10-QSB



PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
Interim Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Interim Statement of Operations. . . . . . . . . . . . . . . . . . . . . . F-6

Interim Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . F-7

Interim Statement of Stockholders' Equity. . . . . . . . . . . . . . . . . F-9

Notes to the Interim Financial Statements. . . . . . . . . . . . . . . .  F-10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .  15

ITEM 3.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .  15


PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . .  17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .  17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .  17

ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .  17


--------------------------------------------------------------------------------

                             NETCO INVESTMENTS INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------


--------------------------------------------------------------------------------

                                    NETCO INVESTMENTS INC.
                                 (A Development Stage Company)
                                    INTERIM BALANCE SHEETS
                              June 30, 2005 and December 31, 2004
                                    (Stated in US Dollars)
                                          (Unaudited)
                                           ---------

                                                                   June 30,      December 31,
                                                                     2005            2004
                                                                --------------  --------------
                                            ASSETS
                                            ------

Current
  Cash                                                          $      77,938   $     111,171
  Amount receivable                                                       106               -
  Share subscriptions receivable                                            -             575
                                                                --------------  --------------

                                                                       78,044         111,746
Rights and licenses                                                         -               -
                                                                --------------  --------------

                                                                $      78,044   $     111,746
                                                                ==============  ==============

                                         LIABILITIES
                                         -----------

Current
  Accounts payable and accrued liabilities - Note 3             $       5,181   $       4,186
  Due to related parties - Note 3                                      14,892          14,892
  Current portion of notes payable - Note 4                            11,645          11,148
                                                                --------------  --------------

                                                                       31,718          30,226
Notes payable - Note 4                                                  4,690           4,555
                                                                --------------  --------------

                                                                       36,408          34,781
                                                                --------------  --------------

                                    STOCKHOLDERS' EQUITY
                                    --------------------

Preferred stock:
  Authorized: 20,000,000 with a par value of $0.0001
  Issued and outstanding: None issued
Common stock:
  Authorized: 100,000,000 with a par value of $0.0001
  Issued and outstanding: 8,550,000 (2004: 8,537,000) - Note 5            855             854
Additional paid-in capital                                            132,833         137,821
Deficit accumulated during the development stage                      (92,052)        (61,710)
                                                                --------------  --------------

                                                                       41,636          76,965
                                                                --------------  --------------

                                                                $      78,044   $     111,746
                                                                ==============  ==============


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-5

                                                NETCO INVESTMENTS INC.
                                            (A Development Stage Company)
                                           INTERIM STATEMENTS OF OPERATIONS
                           for the three and six month periods ended June 30, 2005 and 2004 and for the period from March 15, 2000 (Date of Incorporation) to June 30, 2005
                                                (Stated in US Dollars)
                                                     (Unaudited)
                                                      ---------


                                                                                                          March 15,
                                                                                                            2000
                                                                                                         (Date of
                                                                                                       Incorporation
                                          Three months ended                 Six month ended                 to
                                               June 30,                          June 30,                 June 30,
                                        2005             2004             2005             2004             2005
                                   ---------------  ---------------  ---------------  ---------------  --------------
Revenue                            $            -   $            -   $            -   $            -   $            -
                                   ---------------  ---------------  ---------------  ---------------  --------------

Expenses
  Consulting - Notes 3 and 6                5,084                -            7,187                -            7,187
  Management fee - Notes 3 and 6            2,480                -            2,480                -            2,480
  Filing fees                               2,476            1,649            5,450            2,126           11,277
  Interest                                    330                               632                -            2,335
  Legal, organizational and audit
   fees                                     2,809            2,500            6,795            6,182           33,682
  Marketing                                     -                -            1,239                -            1,239
  Office and miscellaneous                    221              215            1,470              284            3,438
  Rights and licenses costs                     -                -               89               59           24,914
  Website maintenance fee                       -                -            5,000                -            5,500
                                   ---------------  ---------------  ---------------  ---------------  --------------

Net loss for the period            $       13,400   $        4,364   $       30,342   $        8,651   $       92,052
                                   ===============  ===============  ===============  ===============  ==============

Loss per share                     $        (0.00)  $        (0.00)  $        (0.00)  $        (0.00)
                                   ===============  ===============  ===============  ===============

Weighted average shares
 outstanding                            8,550,000        4,300,000        8,549,663        4,300,000
                                   ===============  ===============  ===============  ===============


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-6

                                     NETCO INVESTMENTS INC.
                                 (A Development Stage Company)
                                INTERIM STATEMENTS OF CASH FLOWS
                for the three and six month periods ended June 30, 2005 and 2004 and for the period from March 15, 2000 (Date of Incorporation) to June 30, 2005
                                     (Stated in US Dollars)
                                          (Unaudited)
                                           ---------


                                                                                   March 15,
                                                                                     2000
                                                                                   (Date of
                                                                                 Incorporation)
                                                      Six months ended                to
                                                         June 30,                  June 30,
                                                   2005             2004             2005
                                              ---------------  ---------------  ---------------
Operating Activities
  Net loss for the period                     $      (30,342)  $       (8,651)  $      (92,052)
  Non-cash items:
    Legal and organizational expenses                      -                -            8,000
    Rights and licenses costs                              -                -           24,751
  Change in non-cash working capital items:
    Share subscriptions receivable                       575                -              575
    Amount receivable                                   (106)               -             (106)
    Accounts payable and accrued liabilities             995               20            5,181
                                              ---------------  ---------------  ---------------

Net cash used in operating activities                (28,878)          (8,631)         (53,651)
                                              ---------------  ---------------  ---------------

Cash Flow used in Investing Activity
  Rights and licenses                                      -                -               (1)
                                              ---------------  ---------------  ---------------

Net cash used in investing activity                        -                -               (1)
                                              ---------------  ---------------  ---------------

Cash Flow from Financing Activities
  Due to related parties                                   -            8,631           14,892
  Notes payable                                          632                -           16,335
  Share capital                                       (4,987)               -          100,363
                                              ---------------  ---------------  ---------------

Net cash provided by (used in) financing
 activities                                           (4,355)           8,631          131,590
                                              ---------------  ---------------  ---------------

Change in cash during the period                     (33,233)               -           77,938

Cash, beginning of the period                        111,171                -                -
                                              ---------------  ---------------  ---------------

Cash, end of the period                       $       77,938   $            -   $       77,938
                                              ===============  ===============  ===============

                                                                                     .../contd


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-7

                                                                                         Continued
                                       NETCO INVESTMENTS INC.
                                    (A Development Stage Company)
                                  INTERIM STATEMENTS OF CASH FLOWS
                  for the three and six month periods ended June 30, 2005 and 2004 and for the period from March 15, 2000 (Date of Incorporation) to June 30, 2005
                                       (Stated in US Dollars)
                                             (Unaudited)
                                              ---------

                                                                                        March 15,
                                                                                          2000
                                                                                       (Date of
                                                                                     Incorporation)
                                                          Six months ended                to
                                                               June 30,                 June 30
                                                        2005             2004             2005
                                                   ---------------  ---------------  ---------------
Non-cash Financing Activities
  A total of 800,000 common shares were
  issued to a company controlled by the sole
  director at a fair market value of $0.01 per
  share for legal and organizational expenses
  paid                                             $             -  $             -  $        8,000

  A total of 3,500,000 common shares were
  issued at fair market value of $0.01 per share
  for the acquisition of a license from a company
  controlled by the sole director                                -                -          35,000

  Less: dividend deemed paid                                     -                -         (10,250)

  A total of 23,000 common shares were issued
  at fair market value of $0.025 per share
  pursuant to an SB-2 Registration Statement for
  share subscriptions receivable                                 -                -             575
                                                   ---------------  ---------------  ---------------

                                                   $             -  $             -  $       33,325
                                                   ===============  ===============  ===============

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                       $             -  $             -  $            -
                                                   ===============  ===============  ===============

    Income taxes                                   $             -  $             -  $            -
                                                   ===============  ===============  ===============


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-8

                                              NETCO INVESTMENTS INC.
                                           (A Development Stage Company)
                                     INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                      for the period March 15, 2000 (Date of Incorporation) to June 30, 2005
                                              (Stated in US Dollars)
                                                    (Unaudited)
                                                     ---------
                                                                                         Deficit
                                                                                       Accumulated
                                                                         Additional    During the
                                                  Common Stock            Paid-in      Development
                                              Number        Amount        Capital         Stage          Total
                                            -----------  ------------  -------------  -------------  -------------
Balance, March 15, 2000                               -  $          -  $          -   $          -   $          -
Stock issued for legal and organizational
 expenses at a fair market value of $0.01
 per share                                      800,000            80         7,920              -          8,000
Stock issued for acquisition of a license
 at a fair market value of $0.01 per share    3,500,000           350        34,650              -         35,000
Dividend deemed paid                                  -             -       (10,250)             -        (10,250)
Net loss for the period                               -             -             -        (32,750)       (32,750)
                                            -----------  ------------  -------------  -------------  -------------

Balance, December 31, 2000                    4,300,000           430        32,320        (32,750)             -
Net loss for the year                                 -             -             -           (500)          (500)
                                            -----------  ------------  -------------  -------------  -------------

Balance, December 31, 2001                    4,300,000           430        32,320        (33,250)          (500)
Net loss for the year                                 -             -             -         (1,857)        (1,857)
                                            -----------  ------------  -------------  -------------  -------------

Balance, December 31, 2002                    4,300,000           430        32,320        (35,107)        (2,357)
Net loss for the year                                 -             -             -         (6,529)        (6,529)
                                            -----------  ------------  -------------  -------------  -------------

Balance, December 31, 2003                    4,300,000           430        32,320        (41,636)        (8,886)
Stock issued as a private placement at
 a fair market value of $0.025 per share      4,237,000           424       105,501              -        105,925
Net loss for the year                                 -             -             -        (20,074)       (20,074)
                                            -----------  ------------  -------------  -------------  -------------

Balance, December 31, 2004                    8,537,000           854       137,821        (61,710)        76,965
Stock issued as a private placement at a
 fair market value of $0.025 per share           13,000             1           324              -            325
Share issue costs - Note 3                            -             -        (5,312)             -         (5,312)
Net loss for the period                               -             -             -        (30,342)       (30,342)
                                            -----------  ------------  -------------  -------------  -------------

Balance, June 30, 2005                        8,550,000  $        855  $    132,833   $    (92,052)  $     41,636
                                            ===========  ============  =============  =============  =============


                             SEE ACCOMPANYING NOTES
--------------------------------------------------------------------------------
                                                                        Page F-9

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


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

Note 2    Continuance of Operations
          -------------------------

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

          The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2005, the Company has yet to achieve profitable operations and has accumulated losses of $92,052 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives. However, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.


--------------------------------------------------------------------------------
                                                                      Page F-10

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited)
 ---------


Note 3    Related Party Transactions

          During the period, the Company was charged the following amount by a director, a relative of the director of the Company and by companies controlled by directors of the Company:

                                                                                                March 15,
                                                                                                  2000
                                                                                                (Date of
                                                                                             Incorporation
                                    Three months ended               Six month ended               to
                                         June 30,                       June 30,                June 30,
                                  2005            2004            2005            2004            2005
                             --------------  --------------  --------------  --------------  --------------
          Share issue costs  $            -  $            -  $        5,312  $            -  $        5,312
          Consulting fees             5,084               -           7,187               -           7,187
          Management fees             2,480               -           2,480               -           2,480
                             --------------  --------------  --------------  --------------  --------------

                             $        7,564  $            -  $       14,979  $            -  $       14,979
                             ==============  ==============  ==============  ==============  ==============


          These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

          The following amounts are due to a director of the Company and companies controlled by directors of the Company:

                                     June 30,     December 31,
                                       2005         2004
                                  -------------  -------------
          Accounts payable        $         871  $           -
          Due to related parties         14,892         14,892
                                  -------------  -------------

                                  $      15,763  $      14,892
                                  =============  =============


          Amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.


--------------------------------------------------------------------------------
                                                                      Page F-11

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited)
 ---------


Note 4    Notes Payable
          -------------

                                                          June 30,    December 31,
                                                            2005          2004
                                                         ----------  --------------
          Unsecured promissory note bearing interest at
          8% per annum; repayable August 4, 2006         $   4,000   $       4,000
            Loan fee                                           400             400
            Accrued interest                                   290             155
                                                         ----------  --------------

                                                             4,690           4,555
                                                         ----------  --------------

          Unsecured promissory note bearing interest at
          10% per annum; repayable October 24, 2005.         5,000           5,000
            Loan fee                                           500             500
            Accrued interest                                   385             136
                                                         ----------  --------------

                                                             5,885           5,636
                                                         ----------  --------------

          Unsecured promissory note bearing interest at
          10% per annum; repayable October 23, 2005.         5,000           5,000
            Loan fee                                           500             500
            Accrued interest                                   260              12
                                                         ----------  --------------

                                                             5,760           5,512
                                                         ----------  --------------

                                                            16,335          15,703
          Less: current portion                            (11,645)        (11,148)
                                                         ----------  --------------

                                                         $   4,690   $       4,555
                                                         ==========  ==============

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


--------------------------------------------------------------------------------
                                                                      Page F-12

NETCO INVESTMENTS INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited)
 ---------


Note 6    Contractual Obligations
          -----------------------

          The Company has agreed to pay a consulting fee of CDN$1,000 per month plus GST to a director of the Company, in compensation of his services, for as long as he remains a director.

          The Company has also agreed to pay CDN$1,000 per month to the president of the Company in compensation for day-to-day duties for as long as he remains president.


--------------------------------------------------------------------------------
                                                                      Page F-13

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

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. From inception to the close of our initial public offering on January 7th 2005, we have suffered recurring losses and net cash outflows from operations. As a result of the initial public offering, we have a working capital surplus of $46,326 as of June 30, 2005, which is sufficient to fund operations through the next year.

We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances, related and non-related party loans in order to meet our strategic objectives. However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.


RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2005 ("2005") compared to the six months ended June 30, 2004 ("2004"):

The Company has no revenue for 2005 and 2004. Expenses increased by $21,691 from $8,651 in 2004 as compared to $30,342 in 2005. In 2005, the Company incurred consultant and management fees of $9,667 as compared to nil in 2004. The filing, legal, organization and audit fees were $12,245 in 2005 as compared to $8,308 in 2004. In addition, the office and miscellaneous fees increased from $284 in 2004 to $1,470 in 2005 and the website maintenance fees increased from nil in 2004 to $5,000 in 2005.

The net loss for 2005 was $30,342 as compared to $8,651 in 2004. Our net loss per share remained at $nil for 2005 and 2004.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position is $77,938 for the period ending June 30, 2005 and was $111,171 for the period ending December 31, 2004.

Our working capital surplus at June 30, 2005 is $46,326 as compared to a working capital surplus of $81,520 at December 31, 2004.


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


--------------------------------------------------------------------------------

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30, 2005.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number     Description
    31.1           302 Certification for the Chief Executive Officer
    31.2           302 Certification for the Chief Financial Officer
    32.1           906 Certification for the Chief Executive Officer
    32.2           906 Certification for the  Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETCO INVESTMENTS INC.
(Registrant)


/s/ Michael Jackson                     Date: August 5, 2005
--------------------
Michael Jackson
Director, President / CEO

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Jackson                     Date: August 5, 2005
-------------------------
Michael Jackson
Director, President / CEO

/s/ Michael P. Raftery                  Date: August 5, 2005
---------------------------------
Michael P. Raftery
Director, Chief Financial Officer


--------------------------------------------------------------------------------
                                                                         Page 17