Form 10QSB
period 2005-09-30
NETCO INVESTMENTS INC
filed 2005-11-15
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

NETCO INVESTMENTS INC.
(Exact name of registrant as specified in its charter)

Washington	333-47514	91-2031335
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206, 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code)	(604) 681-1064

Suite 212, 1166 Alberni Street Vancouver, British Columbia, Canada	V6E 3Z3
(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,550,000 COMMON SHARES AS AT November 9, 2005.

Transitional Small Business Disclosure Format:

Yes	☐	No	☒

(Check one)

NETCO INVESTMENTS INC.
(A Development Stage Company)

FORM 10-QSB

NETCO INVESTMENTS INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

(Unaudited)

NETCO INVESTMENTS INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Stated in US Dollars)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current
Cash	$54,607	$111,171
Share subscriptions receivable	-	575

	54,607	111,746
Rights and licences	-	-

	$54,607	$111,746

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,258	$4,186
Due to related parties - Note 3	-	14,892
Current portion of notes payable - Note 4	16,665	11,148

	22,923	30,226
Notes payable - Note 4	-	4,555

	22,923	34,781

STOCKHOLDERS’ EQUITY

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None issued
Common stock:
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 8,550,000 (2004: 8,537,000) - Note 5	855	854
Additional paid-in capital	132,833	137,821
Deficit accumulated during the development stage	(102,004)	(61,710)

	31,684	76,965

	$54,607	$111,746

SEE ACCOMPANYING NOTES

NETCO INVESTMENTS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine month periods ended September 30, 2005 and 2004 and for the period from March 15, 2000 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

					March 15,
					2000
					(Date of
					Incorporation
	Three months ended		Nine month ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting - Notes 3 and 6	4,059	-	11,246	-	11,246
Management fee - Notes 3 and 6	2,563	-	5,043	-	5,043
Filing fees	265	2,045	5,715	4,171	11,542
Foreign exchange loss (gain)	(2,023)	-	(841)	-	(2,023)
Interest	330	960	962	960	2,665
Legal, organizational and audit fees	4,734	3,009	11,529	9,191	38,416
Marketing	-	-	1,239	-	1,239
Office and miscellaneous	24	775	312	1,059	3,462
Rights and licenses costs	-	-	89	59	24,914
Website maintenance fee	-	-	5,000	-	5,500

Net loss for the period	$9,952	$6,789	$40,294	$15,440	$102,004

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,550,000	4,300,000	8,549,777	4,300,000

SEE ACCOMPANYING NOTES

NETCO INVESTMENTS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine month periods ended September 30, 2005 and 2004 and for the period from March 15, 2000 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

			March 15,
			2000
			(Date of
			Incorporation)
	Nine months ended		to
	September 30,		September 30,
	2005	2004	2005

Operating Activities
Net loss for the period	$(40,294)	$(15,440)	$(102,004)
Non-cash items:
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Change in non-cash working capital items:
Share subscriptions receivable	575	-	575
Accounts payable and accrued liabilities	2,072	(589)	6,258

Net cash used in operating activities	(37,647)	(16,029)	(62,420)

Cash Flow used in Investing Activity
Rights and licenses	-	-	(1)

Net cash used in investing activity	-	-	(1)

Cash Flow from Financing Activities
Increase (decrease) in due to related parties	(14,892)	11,969	-
Increase in notes payable	962	9,960	16,665
Increase (decrease) in capital stock	(4,987)	-	100,363

Net cash provided by (used in) financing activities	(18,917)	21,929	117,028

Change in cash during the period	(56,564)	5,900	54,607

Cash, beginning of the period	111,171	-	-

Cash, end of the period	$54,607	$5,900	$54,607

SEE ACCOMPANYING NOTES

…/cont’d

Continued
NETCO INVESTMENTS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine month periods ended September 30, 2005 and 2004 and for the period from March 15, 2000 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

			March 15,
			2000
			(Date of
			Incorporation)
	Nine months ended		to
	September 30,		September 30
	2005	2004	2005

Non-cash Financing Activities
A total of 800,000 common shares were issued to a company controlled by the sole director at a fair market value of $0.01 per share for legal and organizational expenses paid	$-	$8,000	$8,000

A total of 3,500,000 common shares were issued at fair market value of $0.01 per share for the acquisition of a license from a company controlled by the sole director	-	35,000	35,000

Less: dividend deemed paid	-	(10,250)	(10,250)

A total of 23,000 common shares were issued at fair market value of $0.025 per share pursuant to an SB-2 Registration Statement for share subscriptions receivable	-	-	575

	$-	$32,750	$33,325

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

NETCO INVESTMENTS INC.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 15, 2000 (Date of Incorporation) to September 30, 2005
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Number	Amount	Capital	Stage	Total

Balance, March 15, 2000	-	$-	$-	$-	$-
Stock issued for legal and organizational expenses at a fair market value of $0.01 per share	800,000	80	7,920	-	8,000
Stock issued for acquisition of a license at a fair market value of $0.01 per share	3,500,000	350	34,650	-	35,000
Dividend deemed paid	-	-	(10,250)	-	(10,250)
Net loss for the period	-	-	-	(32,750)	(32,750)

Balance, December 31, 2000	4,300,000	430	32,320	(32,750)	-
Net loss for the year	-	-	-	(500)	(500)

Balance, December 31, 2001	4,300,000	430	32,320	(33,250)	(500)
Net loss for the year	-	-	-	(1,857)	(1,857)

Balance, December 31, 2002	4,300,000	430	32,320	(35,107)	(2,357)
Net loss for the year	-	-	-	(6,529)	(6,529)

Balance, December 31, 2003	4,300,000	430	32,320	(41,636)	(8,886)
Stock issued as a private placement at a fair market value of $0.025 per share	4,237,000	424	105,501	-	105,925
Net loss for the year	-	-	-	(20,074)	(20,074)

Balance, December 31, 2004	8,537,000	854	137,821	(61,710)	76,965
Stock issued as a private placement at a fair market value of $0.025 per share	13,000	1	324	-	325
Share issue costs - Note 3	-	-	(5,312)	-	(5,312)
Net loss for the period	-	-	-	(40,294)	(40,294)

Balance, September 30, 2005	8,550,000	$855	$132,833	$(102,004)	$31,684

SEE ACCOMPANYING NOTES

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 1       Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2       Continuance of Operations

Netco Investments Inc. (the "Company") was incorporated in the State of Washington, in the United States of America on March 15, 2000.

The Company is in the development stage and has acquired a license to market and distribute vitamins, minerals, nutritional supplements and other health and fitness products in Massachusetts, in which the grantor of the license offers these products for sale from various suppliers on their web site. After carrying out due diligence on the potential market for licensors products, the Company has decided to source their own product and focus on selling and marketing via the Internet and commissioned sales agents, high-quality vitamins and homeopathic supplements, pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats (“Pets”) under the ‘VitaBeast Foods’ label.

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2005, the Company has yet to achieve profitable operations and has accumulated losses of $102,004 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives. However, there can be no assurance that the Company will be able to obtain further funds to continue with its efforts to establish a new business.

Netco Investments Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 3       Related Party Transactions

During the period, the Company was charged the following amount by a director, a relative of the director of the Company and by companies controlled by directors of the Company:

					March 15,
					2000
					(Date of
					Incorporation
	Three months ended		Nine month ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Share issue costs	$-	$-	$5,312	$-	$5,312
Consulting fees	4,059	-	11,246	-	11,246
Management fees	2,563	-	5,043	-	5,043

	$6,622	$-	$21,601	$-	$21,601

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Amounts due to related parties are due to a director and companies controlled by directors of the Company and are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4       Notes Payable

	September 30,	December 31,
	2005	2004

Unsecured promissory note bearing interest at 8% per annum; repayable August 4, 2006	$4,000	$4,000
Loan fee	400	400
Accrued interest	370	155

	4,770	4,555

…/cont’d

Netco Investments Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 4           Notes Payable - (cont’d)

	September 30,	December 31,
	2005	2004

Unsecured promissory note bearing interest at 10% per annum; repayable October 24, 2005.	5,000	5,000
Loan fee	500	500
Accrued interest	510	136

	6,010	5,636

Unsecured promissory note bearing interest at 10% per annum; repayable October 23, 2005.	5,000	5,000
Loan fee	500	500
Accrued interest	385	12

	5,885	5,512

	16,665	15,703
Less: current portion	(16,665)	(11,148)

	$-	$4,555

At September 30, 2005, these loans are past due, although no demand for payment has been made. The Company is negotiating renewal terms.

Note 5          Capital Stock

Pursuant to an SB-2 Registration statement registered with the Securities and Exchange Commission, the Company issued 4,250,000 common shares at $0.025 per share. The director of the Company received 5% of the funds raised from the sale of common shares as commissions.

Note 6          Contractual Obligations

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

The URL www.vitabeast.com is owned by the Company and customers will place their orders, via the website, and will have their delivery couriered directly to their address. All financial transactions will be handled by VitaBeast’s Visa and Mastercard merchant account. The VitaBeast Webmaster will download e-mail orders several times a day, check for payment and then submit the product order.

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

Background on VitaBeast.com and Suppliers

We ascertained that there was a large and untapped market for vitamin and homeopathic supplements, as well as prepared fresh frozen raw pet foods. We found that many pet owners were in favor of changing their pet’s diets to one of fresh raw foods rather than dry treated food pellets and that most potential customers are working and that ordering over the Internet would have great convenience appeal.

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

Item 2.	MANAGEMENTS’ DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. From inception to the close of our initial public offering on January 7th 2005, we have suffered recurring losses and net cash outflows from operations. As a result of the initial public offering, we have a working capital surplus of $31,684 (Calculation: Total Asset minus CURRENT Liabilities) as of September 30, 2005, which is sufficient to fund operations through the next year.

We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances, related and non-related party loans in order to meet our strategic objectives. However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.

RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2005 (“2005”) compared to the nine months ended September 30, 2004 (“2004”):

The Company has no revenue for 2005 and 2004. Expenses increased by $24,854 from $15,440 in 2004 as compared to $40,294 in 2005. In 2005, the Company incurred consultant and management fees of $16,289 as compared to nil in 2004. The filing, legal, organization and audit fees were $11,529 in 2005 as compared to $9,191 in 2004. In addition, office and miscellaneous fees decreased from $1,059 in 2004 to $312 in 2005 and the website maintenance fees increased from nil in 2004 to $5,000 in 2005.

The net loss for 2005 was $40,294 as compared to $15,440 in 2004. Our net loss per share remained at $nil for 2005 and 2004.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position is $54,607 for the period ending September 30, 2005 and was $111,171 for the period ending December 31, 2004.

Our working capital surplus at September 30, 2005 is $31,684 as compared to a working capital surplus of $81,520 at December 31, 2004.

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

Item 3. CONTROLS AND PROCEDURES (cont’d)

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

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

NETCO INVESTMENTS INC.
(Registrant)

/s/ Michael Jackson	Date: November 9, 2005
Michael Jackson Director, President / CEO
In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Michael Jackson	Date: November 9, 2005
Michael Jackson Director, President / CEO
/s/ Michael Raftery	Date: November 9, 2005
Michael P. Raftery Director, Chief Financial Officer