Form 10KSB
period 2005-12-31
NETCO INVESTMENTS INC
filed 2006-04-03
CIK 1123425

---------------------------
                                                           OMB APPROVAL
                                                    ---------------------------
                                                    OMB Number: 3235-0420
                                                    Expires: December 31, 2006
                                                    Estimated average burden
                                                    hours per response 1646
                                                    ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                             NETCO INVESTMENTS INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



          Washington                   333-47514             91-2031335
-------------------------------    ----------------    ---------------------
(State or other jurisdiction of    (Commission File        (IRS Employer
 incorporation or organization)         Number)         Identification No.)


       Suite 206, 388 Drake Street
   Vancouver, British Columbia, Canada                         V6B 6A8
------------------------------------------      --------------------------------
 (Address of principal executive offices)                   (Zip Code)


    Issuer's telephone number                             (604) 648-2090
      (including area code)

                                           -----

Suite 212, 1166 Alberni Street, Vancouver,                    V6E 3Z3
       British Columbia, Canada
------------------------------------------      --------------------------------
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

Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]     No  [X]


Revenues for the year ended December 31, 2005 were $0.00.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2005 was US$106,250


REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

March 27, 2006 - 8,550,000 Common Shares


                      DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format     Yes  [X]     No  [ ]

                             NETCO INVESTMENTS INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .   4

Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . .   7

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .   7

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .   8

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . .   8

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .   8

Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .  11

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . .  25

Item 8a.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .  25

Item 8b.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  25

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . .  26

Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .  28

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENTAND RELATED STOCKHOLDER MATTERS . . . . . . . . . . .  29

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .  29

Item 13.  INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . .  29

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . .  30

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NetCo Investments Inc., a company organized under the laws of Washington ("NetCo"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of NetCo is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital.

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

These factors include, among others, the risk factors discussed in the section entitled "risk factors". We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


                                     PART 1

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL INFORMATION

We were incorporated in the State of Washington on March 15, 2000, under the name of NetCo Investments Inc., for the purpose of marketing vitamins and supplements, via the Internet and commissioned sales agents. Our principal executive offices are located in Vancouver, British Columbia, Canada.

NetCo is a development stage company and, to date, has commenced commercial operations but has not yet earned any revenues.

BUSINESS DEVELOPMENT

Our primary business objective is to market high-quality vitamins, homeopathic supplements and pre-packaged vacuum packed raw foods, in meal sized portions, for domesticated household animals i.e. dogs and cats, via the Internet and commissioned sales agents.

NetCo is doing business as VitaBeast Foods and we have started to market these products on-line under the VitaBeast Foods label. We will be applying to trademark the name VitaBeast Foods.

We are marketing our product in Vancouver, Canada in order to facilitate easy delivery of our product. As soon as any and all defects have been identified and fixed, we will expand our geographic market.

The URL www.vitabeast.com is owned by the Company and customers place their orders, via the website, and will have their delivery couriered directly to their address. All financial transactions will be handled by VitaBeast's Visa and Mastercard merchant account. The VitaBeast Webmaster will download e-mail orders several times a day, check for payment and then submit the product order.

VitaBeast will use e-commerce advertising such as banner ads on major servers and websites, use affiliate marketing as well as trying to insure that all major search engines display VitaBeast on their search pages as a choice for healthy pet foods and homeopathic supplements.

Sales will also be implemented by commissioned sales agents. Sales agents will be paid a commission of 10% of the selling price of the VitaBeast product they sell. To date NetCo has one sales person.

ACQUISITION OF THE LICENSE

On March 15, 2000, the sole shareholder, Ryerson Corporation A.V.V. ("Ryerson"), acquired the Vitamineralherb.com license from Mortenson & Associates ("Mortenson") and transferred the license to us in exchange for 3,500,000 shares. Ryerson acquired a further 800,000 common shares at a fair market value of $0.01 per share for legal and organizational expenses.

Because of a lack of support from the management of VitamineralHerb.com, we decided to abandon utilizing the VitaMineralHerb License. We now focus on the sale of vitamins and homeopathic supplements as well as pre-packaged vacuum packed fresh frozen foods in meal size portions for pets (that we will purchase from Amore Foods and Adored Beast Veterinary clinic) and will market this product under the VitaBeast label directly to pet owners via the Internet.

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

     VitaBeast has initially started out with two providers:

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

     VitaBeast retained a marketing consultant to provide an initial consultation and preliminary marketing plan for the Company. VitaBeast's www.vitabeast.com, has been fully functional since June 15, 2004 and is ready to receive and process orders from customers. VitaBeast has been advertising on-line but has not yet been successful in selling products.

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

     It is the intention of NetCo to become a member of APPMA.

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

At present, in order to reduce overhead expenses, NetCo does not maintain a physical office in the United States. Our current administrative facility is made available pursuant to a verbal agreement with one of our director's other companies for office space located at Suite 206, 388 Drake Street, Vancouver, British Columbia, Canada.


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

No matters were submitted to a vote of security holders during the fourth quarter of 2005

                                     PART 11

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET INFORMATION

Under the Securities Act of 1933, we filed our registration statement on Form SB-2 and on July 9, 2004 our request for registration became effective. On January 7, 2005, we completed a private placement for 4,250,000 common shares at US$0.025 per share.

We are trading on the OTC Bulletin Board Service (trading symbol: NIVS).

HOLDERS

As of March 27, 2005 we had FIFTY TWO (52) shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in it's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended December 31, 2005 , without registration under the Securities Act of 1933, as amended.

----------------------------------------------------------------------
      NAME          DATE ACQUIRED   NUMBER OF SHARES     AGGREGATE
                                                       CONSIDERATION
----------------------------------------------------------------------
      NIL               N/A              N/A               N/A
----------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

From inception to the close of our initial public offering on January 7, 2005, we suffered recurring losses and net cash outflows from operations. As a result of the initial public offering, we had a working capital surplus of $21,573 as of December 31, 2005, which is insufficient to fund operations through the next year. We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through related party loans in order to meet our strategic objectives. However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Our prior full fiscal years ending December 31 2005, 2004 and 2003 are not indicative of our current business plan and operations. During the years ended December 31 2005, 2004 and 2003, we had no revenue and were in the development stages.

We have not currently generated any revenue from operations and do not expect to report any significant revenue from operations until our marketing efforts mature. Even after the sale of our product, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the VitaBeast website.

We expect to continue to incur substantial losses in our efforts to establish a new business.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 AND TWELVE MONTHS ENDED DECEMBER 31, 2004

Revenue: We had no revenue for the twelve months ended December 31, 2005 nor for the twelve months ended December 31, 2004.

General and Administrative Operating Expenses: Our operating expenses were $51,014 for the period ending December 31, 2005, compared to $20,074 in fiscal 2004, an increase of $30,940. These expenses were mainly attributed to consulting, filing, legal, management, organizational and audit fees of $35,013 in fiscal 2005 as compared to $16,956 in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position is $44,307 for the period ending December 31, 2005 and was $111,171 for the period ending December 31, 2004.

The working capital surplus at December 31, 2005 is $21,573 as compared to a working capital surplus of $81,250 at December 31, 2004.

Our primary source of funds since incorporation has been through the issue of our common stock, the proceeds of the initial public offering and loans to us by a director of the Company and a company with a director in common.

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

                           December 31, 2005 and 2004

                             (Stated in US Dollars)
                              --------------------

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Netco Investments Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Netco Investments Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years then ended and for the period March 15, 2000 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Netco Investments Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period March 15, 2000 (Date of Inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                               "AMISANO HANSON"
March 17, 2006                                             Chartered Accountants

750 WEST PENDER STREET, SUITE 604                        TELEPHONE: 604-689-0188
VANCOUVER CANADA                                         FACSIMILE: 604-689-9773
V6C 2T7                                                E-MAIL: amishan@telus.net

                                NETCO INVESTMENTS INC.
                             (A Development Stage Company)
                                    BALANCE SHEETS
                              December 31, 2005 and 2004
                                (Stated in US Dollars)
                                 --------------------

                                       ASSETS                       2005       2004
                                       ------                    ----------  ---------
Current
  Cash                                                           $  44,307   $111,171
  Share subscriptions receivable                                         -        575
                                                                 ----------  ---------

                                                                    44,307    111,746
Rights and licenses - Notes 3 and 4                                      -          -
                                                                 ----------  ---------

                                                                 $  44,307   $111,746
                                                                 ==========  =========

                                    LIABILITIES
                                    -----------

Current
  Accounts payable and accrued liabilities                       $   5,711   $  4,186
  Due to related parties - Note 5                                        -     14,892
  Current portion of notes payable - Note 6                         17,023     11,148
                                                                 ----------  ---------

                                                                    22,734     30,226
Notes payable - Note 6                                                   -      4,555
                                                                 ----------  ---------

                                                                    22,734     34,781
                                                                 ----------  ---------

                                 STOCKHOLDERS' EQUITY
                                 --------------------

Preferred stock:
  Authorized: 20,000,000 with a par value of $0.0001
  Issued and outstanding: None
Common stock:
  Authorized: 100,000,000 with a par value of $0.0001
  Issued and outstanding: 8,550,000 (2004:  8,537,000) - Note 7        855        854
Additional paid-in capital                                         132,832    137,821
Deficit accumulated during the development stage                  (112,114)   (61,710)
                                                                 ----------  ---------

                                                                    21,573     76,965
                                                                 ----------  ---------

                                                                 $  44,307   $111,746
                                                                 ==========  =========

Nature and Continuance of Operations - Note 1
Subsequent Event - Note 10

                             SEE ACCOMPANYING NOTES

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2005 and 2004
 and for the period from March 15, 2000 (Date of Inception) to December 31, 2005
                             (Stated in US Dollars)
                              --------------------

                                                                    March 15,
                                                                       2000
                                                                     (Date of
                                                                    Inception)
                                                                        to
                                                                   December 31,
                                           2005         2004           2005
                                        -----------  -----------  --------------
Revenue                                 $        -   $        -   $           -
                                        -----------  -----------  --------------

Expenses
  Consulting fees - Note 4                  13,900            -          13,900
  Filing fees                                6,519        4,651          12,346
  Interest                                   1,320        1,703           3,023
  Legal, organizational and audit fees      14,594       12,305          41,481
  Management fees - Note 4                   7,771            -           7,771
  Office and miscellaneous                   1,820        1,341           4,288
  Rights and licenses costs                     90           74          24,915
  Write-down of Website                      5,000            -           5,000
                                        -----------  -----------  --------------

                                           (51,014)     (20,074)       (112,724)
                                        -----------  -----------  --------------

Loss for the period                        (51,014)     (20,074)       (112,724)

Other comprehensive gain
  Foreign currency adjustment                  610            -             610
                                        -----------  -----------  --------------

Net loss for the period                 $  (50,404)  $  (20,074)  $    (112,114)
                                        ===========  ===========  ==============

Basic Loss per share                    $    (0.01)  $    (0.00)
                                        ===========  ===========

Weighted average shares outstanding      8,549,786    4,511,236
                                        ===========  ===========

                             SEE ACCOMPANYING NOTES

                                  NETCO INVESTMENTS INC.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                      for the years ended December 31, 2005 and 2004
     and for the period from March 15, 2000 (Date of Inception) to December 31, 2005
                                  (Stated in US Dollars)
                                   --------------------

                                                                             March 15,
                                                                                2000
                                                                              (Date of
                                                                             Inception)
                                                                                 to
                                                                            December 31,
                                                       2005       2004          2005
                                                     ---------  ---------  --------------
Cash flow from Operating Activities                  $(51,014)  $(20,074)  $    (112,724)
  Net loss for the period
  Non-cash items:                                           -          -           8,000
    Legal and organizational expenses                       -          -          24,751
    Rights and licenses costs
    Write-down of website                               5,000          -           5,000
  Change in non-cash working capital items:
    Share subscriptions receivable                        575          -             575
    Accounts payable and accrued liabilities            1,525      1,776           5,711
                                                     ---------  ---------  --------------

Net cash used by operating activities                 (43,914)   (21,850)        (68,687)
                                                     ---------  ---------  --------------

Cash flow from Investing Activities
  Rights and licenses                                       -          -              (1)
  Website cost - Note 4                                (5,000)         -          (5,000)
                                                     ---------  ---------  --------------

Net cash used in investing activities                  (5,000)         -          (5,001)
                                                     ---------  ---------  --------------

Cash flow from Financing Activities
  Increase (decrease) in due to related parties       (14,892)    11,968               -
  Increase in notes payable                             1,320     15,703          17,023
  Increase (decrease) in share capital                 (4,988)   105,350         100,362
                                                     ---------  ---------  --------------

Net cash provided by (used in) financing activities   (18,560)   133,021         117,385
                                                     ---------  ---------  --------------

Effect of exchange rates on cash                          610          -             610
                                                     ---------  ---------  --------------

Increase (decrease) in cash during the period         (66,864)   111,171          44,307

Cash, beginning of period                             111,171          -               -
                                                     ---------  ---------  --------------

Cash, end of period                                  $ 44,307   $111,171   $      44,307
                                                     =========  =========  ==============

                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES

                                                                             Continued
                                NETCO INVESTMENTS INC.
                             (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                    for the years ended December 31, 2005 and 2004
    and for the period from March 15, 2000 (Date of Inception) to December 31, 2005
                                (Stated in US Dollars)
                                 --------------------

                                                                          March 15,
                                                                             2000
                                                                           (Date of
                                                                          Inception)
                                                                              to
                                                                         December 31,
                                                          2005   2004        2005
                                                          -----  -----  --------------
Non-cash Financing Activities
  A total of 800,000 common shares were issued to a
  company controlled by the sole director at a fair
  market value of $0.01 per share for legal and
  organizational expenses paid                            $   -  $   -  $       8,000

  A total of 3,500,000 common shares were issued at
  fair market value of $0.01 per share for the
  acquisition of a license from a company controlled
  by the sole director - Notes 3 and 4                        -      -         35,000

  Less:  dividend deemed paid - Notes 3 and 4                 -      -        (10,250)

  A total of 23,000 common shares were issued at fair
  market value of $0.025 per share pursuant to an SB-2
  Registration Statement for share subscriptions
  receivable                                                  -    575            575
                                                          -----  -----  --------------

                                                          $   -  $ 575  $      33,325
                                                          =====  =====  ==============

                             SEE ACCOMPANYING NOTES

                                        NETCO INVESTMENTS INC.
                                     (A Development Stage Company)
                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the period March 15, 2000 (Date of Inception) to December 31, 2005
                                        (Stated in US Dollars)
                                         --------------------

                                                                              Deficit
                                                                            Accumulated
                                                              Additional     During the
                                         Common Stock          Paid-in      Development
                                      Number      Amount       Capital         Stage         Total
                                    ----------  -----------  ------------  -------------  ------------
Balance, March 15, 2000                      -  $         -  $         -   $          -   $         -
Stock issued for legal and
  organizational expenses at a
  fair market value of $0.01 per
  share                                800,000           80        7,920              -         8,000
Stock issued for acquisition of
  a license at a fair market value
  of $0.01 per share                 3,500,000          350       34,650              -        35,000
Dividend deemed paid - Note 4                -            -      (10,250)             -       (10,250)
Net loss for the period                      -            -            -        (32,750)      (32,750)
                                    ----------  -----------  ------------  -------------  ------------

Balance, December 31, 2000           4,300,000          430       32,320        (32,750)            -
Net loss for the year                        -            -            -           (500)         (500)
                                    ----------  -----------  ------------  -------------  ------------

Balance, December 31, 2001           4,300,000          430       32,320        (33,250)         (500)
Net loss for the year                        -            -            -         (1,857)       (1,857)
                                    ----------  -----------  ------------  -------------  ------------

Balance, December 31, 2002           4,300,000          430       32,320        (35,107)       (2,357)
Net loss for the year                        -            -            -         (6,529)       (6,529)
                                    ----------  -----------  ------------  -------------  ------------

Balance, December 31, 2003           4,300,000          430       32,320        (41,636)       (8,886)
Stock issued as a private
  placement at a fair market
  value of $0.025 per share
  - Note 7                           4,237,000          424      105,501              -       105,925
Net loss for the year                        -            -            -        (20,074)      (20,074)
                                    ----------  -----------  ------------  -------------  ------------

Balance, December 31, 2004           8,537,000          854      137,821        (61,710)       76,965
Stock issued as a private
  placement at a fair market
  value of $0.025 per share
  - Note 7                              13,000            1          324              -           325
Share issuance cost - Note 4                 -            -       (5,313)             -        (5,313)
Unrealized gain on translation               -            -            -            610           610
Net loss for the year                        -            -            -        (51,014)      (51,014)
                                    ----------  -----------  ------------  -------------  ------------

Balance, December 31, 2005           8,550,000  $       855  $   132,832   $   (112,114)  $    21,573
                                    ==========  ===========  ============  =============  ============

                             NETCO INVESTMENTS INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)
                             ----------------------


Note  1   Nature  and  Continuance  of  Operations
          ----------------------------------------

          Netco Investments Inc. herein (the "Company") was incorporated in the State of Washington, in the United States of America on March 15, 2000. The Company is in the development stage and intends on selling and marketing via the internet and commissioned sales agents, high-quality vitamins and homeopathic supplements, pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats ("Pets") under the 'VitaBeast Foods' label.

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $112,114 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

          The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Stated in US Dollars)
----------------------


Note  2   Summary  of  Significant  Accounting  Policies  -  (cont'd)
          ----------------------------------------------

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

          Revenue  Recognition
          --------------------

          The Company may earn revenue from the sale of product via the company's web site and commissioned sales people. The revenue will be recognized in the period the sales have occurred. This policy is prospective in nature, as the Company has not yet generated any revenue.

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Stated in US Dollars)
----------------------

Note  2   Summary  of  Significant  Accounting  Policies  -  (cont'd)
          ----------------------------------------------

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

          Comprehensive  Income
          ---------------------

          SAFS No. 130 "Reporting Comprehensive Income", was adopted during the year ended December 31, 2004. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes foreign currency translation adjustments.

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

          Website  Costs
          --------------

          The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Stated in US Dollars)
----------------------

Note  2   Summary  of  Significant  Accounting  Policies  -  (cont'd)
          ----------------------------------------------
          Impairment  of  Long-lived  Assets
          ----------------------------------

          The Company reports the impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

          New  Accounting  Standards
          --------------------------

          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material affect on the accompanying financial statements.

Note  3   Rights  and  Licenses  -  Note  4
          ---------------------

          On March 15, 2000, the Company acquired a license from Vitamineralherb.com Corp. (the "Grantor") to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site in Massachusetts, USA. The license had an initial term of three years and was to be automatically renewed unless the Company or the Grantor gives the other notice not to renew.

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

NETCO  INVESTMENTS  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
December  31,  2005  and  2004
(Stated  in  US  Dollars)
 -----------------------

Note  4   Related  Party  Transactions  -  Notes  3,  5  and  7
          ----------------------------

          During the year ended December 31, 2005, the Company incurred the following expenses charged by a director of the Company, a son of a director of the Company, a company of which an officer and director is the spouse of the Company's president and with companies with directors in common:

                                                             March 15, 2000
                                                                (Date of
                                                              Inception) to
                                                              December 31,
                                   2005           2004            2005
                               -------------  -------------  ---------------
          Consulting fees      $      13,900  $           -  $        13,900
          Management fees              7,771              -            7,771
          Share issuance cost          5,313              -            5,313
          Website cost                 5,000              -            5,000
                               -------------  -------------  ---------------

                               $      31,984  $           -  $        31,984
                               =============  =============  ===============

          These transactions were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

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

Note  5   Due  to  Related  Parties
          -------------------------

          The amounts due to related parties are due to a director of the Company and a company with a director in common. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Stated in US Dollars)
----------------------

Note  6   Notes  Payable
          --------------


                                                              2005      2004
                                                             -------  ---------
          Unsecured promissory note bearing interest at 8%
            per annum; repayable August 4, 2006              $ 4,000  $  4,000
              Loan fee                                           400       400
              Accrued interest                                   475       155
                                                             -------  ---------

                                                               4,875     4,555
                                                             -------  ---------

          Unsecured promissory note bearing interest at 10%
            per annum; repayable October 24, 2006              5,000     5,000
              Loan fee                                           500       500
              Accrued interest                                   636       136
                                                             -------  ---------

                                                               6,136     5,636
                                                             -------  ---------

          Unsecured promissory note bearing interest at 10%
            per annum; repayable October 23, 2006              5,000     5,000
              Loan fee                                           500       500
              Accrued interest                                   512        12
                                                             -------  ---------

                                                               6,012     5,512
                                                             -------  ---------

                                                              17,023    15,703
          Less: current portion                                    -   (11,148)
                                                             -------  ---------

                                                             $17,023  $  4,555
                                                             =======  =========

Note  7   Capital  Stock
          --------------

          The Company raised $325 (2004: $105,925) by issuing 13,000 (2004:
          4,237,000) common shares at $0.025 per share during the years ended December 31, 2005 and 2004, respectively, pursuant to an SB-2 Registration statement registered with the Securities and Exchange Commission to offer a total of 4,250,000 common shares. A director of the Company received 5% of the funds raised from the sale of common shares which was charged to additional paid-in capital.

NETCO INVESTMENTS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005 and 2004
(Stated in US Dollars)
----------------------

Note  8   Deferred  Tax  Assets
          ---------------------

          The significant components of the Company's future income tax assets are as follows:

                                                          2005       2004
                                                        ---------  ---------
          Deferred Tax Assets
            Non-capital losses carryforward             $ 17,843   $ 10,428
            Valuation allowance for deferred tax asset   (17,843)   (10,428)
                                                        ---------  ---------

                                                        $      -   $      -
                                                        =========  =========

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note  9   Income  Taxes
          -------------

          No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2005, the Company has net operating loss carryforwards, which expire commencing in 2020 totalling approximately $87,038. The potential tax benefit of these losses, if any, has not been recorded in the financial statements.

Note  10  Subsequent  Event
          -----------------

          Subsequent to December 31, 2005, the Company advanced $5,278 for sales and investor relation services.

Note  11  Comparative  Figures
          --------------------

          Certain of the comparative figures have been reclassified to conform with the current year's presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 18, 2003 we advised our principal independent accountant, Manning Elliott Chartered Accountants that they were dismissed as NetCo's auditors. We hired the accounting firm Amisano Hanson Chartered Accountants as their replacement.

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

We did not have any disagreements with Manning Elliott, either resolved or unresolved from our inception in March 15, 2000 through to the last audited financial statements in December 31, 2001 nor during the interim period from January 1, 2002 to July 15, 2004. The Company and Manning Elliott did not disagree on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Manning Elliott's satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

We have given Manning Elliott authorization to fully respond to the inquiries of our new accountants, Amisano Hanson, concerning the previous financial statements audited by Manning Elliott. There were no limitations placed upon Manning Elliott, whatsoever.

The fiscal years ending December 31, 2005, 2004, 2003 and 2002 have been audited by Amisano Hanson. The fiscal year ending December 31, 2001 has been audited by Manning Elliott.

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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

IDENTIFICATION  OF  DIRECTORS  AND  OFFICERS

------------------------------------------------------------------
      NAME         AGE                    TITLE
------------------------------------------------------------------
Michael Jackson 1   65  President, Secretary, Treasurer, Directors
                        and Chief Executive Officer
------------------------------------------------------------------
Michael Raftery2    66  Chief Financial Officer and Director
------------------------------------------------------------------

     1    Mr. Jackson was elected as officer and director in March 2000.
     2    Mr. Raftery was elected as officer and director in June 2005.

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

From July 1999 to September 2001, Mr. Jackson was the chief executive officer and director of Poker.com Inc., a company that traded on the OTCBB under the symbol "PKER". The company subsequently changed their name to "LegalPlay Entertainment Inc." and now trades on the OTC BB under the symbol LPLE.

Mr. Jackson has served as president of Ryerson Corporation A.V.V., a position he has held since January 2000. Ryerson is an investment company and Mr. Jackson's duties include overseeing investment strategies.

Mr. Jackson also currently serves as president of Uninet Technologies Inc., an Internet software developer. He has held that position since January 1999.

From June 1985 to November 1987, Mr. Jackson worked with Geneva Capital Corporation, where his functions included taking companies public on the TSX Venture Exchange, the Toronto Stock Exchange, and NASDAQ. He acted as counsel for the company and prepared all offering memoranda, and other legal documents. He also raised capital for the company and negotiated all contracts.

Mr. Jackson served as a director of Waterloo Resources Inc. from August 1985 to December 1987, Lucky Mines Inc. from August 1985 to December 1987, and Burcon Developments Inc. from December 1987 to August 1988. Waterloo, Lucky Mines and Burcon were all public companies listed on the Vancouver Stock Exchange.

Mr. Jackson practiced law from 1966 through 1977.

Mr. Raftery has been the president of Hamilton Investments Ltd. since 1984. Over the past 35 years, Mr. Raftery has been director and officer of over 34 public-listed companies, carrying out duties of CEO and CFO. Most of the companies are in mining or mineral exploration.

Mr. Raftery is an experienced chartered accountant, he obtained his professional designation in England & Wales since 1966 and British Columbia since 1969.

FAMILY RELATIONSHIPS

THERE ARE NO FAMILY RELATIONSHIPS AMONGST OUR DIRECTORS OR EXECUTIVE OFFICERS.

SIGNIFICANT  EMPLOYEES

We do not have any significant employees, other than Michael Jackson, our CEO and director, and Michael Raftery, our CFO.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a).

ITEM  10.   EXECUTIVE  COMPENSATION

OFFICERS AND DIRECTORS

The total directors' fee paid during the year ended December 31, 2005 is $13,618.

INCENTIVE STOCK OPTIONS

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

                                       SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------
                                                                  Long Term Compensation
                                                                 -------------------------
                            Annual Compensation                    Awards          Payouts
------------------------------------------------------------------------------------------
        (a)           (b)     (c)     (d)       (e)          (f)          (g)        (h)        (i)
-------------------------------------------------------------------------------------------------------
Name and             Year   Salary   Bonus      Other     Restricted  Securities     LTIP     All Other
Principal Position           ($)      ($)      Annual       Stock     Underlying     Pay       Compen-
                                               Compen-      Awards     Options/    outs ($)  sation ($)
                                             sation ($)                SARS (#)
-------------------------------------------------------------------------------------------------------
Michael Jackson(1)
                      2003        -       -           -            -            -         -           -
                      2004        -       -           -            -            -         -           -
                      2005        -       -       7,440            -            -         -       1,239
-------------------------------------------------------------------------------------------------------
Michael Raftery(2)
                      2003        -       -           -            -            -         -           -
                      2004        -       -           -            -            -         -           -
                      2005        -       -       6,178            -            -         -           -
-------------------------------------------------------------------------------------------------------

          1    Mr. Jackson was elected as officer and director in March 2000.
          2    Mr. Raftery was elected as officer and director in June 2005.

OPTIONS/SAR GRANTS

We did not issue any options or SARs during the year ended December 31, 2005.

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

REPORT ON REPRICING OF OPTIONS/SAR

We did not reprice any options or SARs during the year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2005, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of NetCo, and (iii) all directors and executive officers of us as a group. The computation is based upon 8,550,000 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

NAME AND ADDRESS                            NUMBER OF SHARES BENEFICIALLY  PERCENTAGE OF
                                                        OWNED                  CLASS
-----------------------------------------------------------------------------------------
Ryerson Corporation A.V.V. (1)
c/o 7 Abraham de Veerstraat,
P.O. Box 840, Curacao                                           4,300,000          50.29%
Netherlands Antilles
-----------------------------------------------------------------------------------------

Michael Jackson                                                 4,300,000          50.29%
-----------------------------------------------------------------------------------------

Michael Raftery(2)                                                      0              0
-----------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A
GROUP                                                           4,300,000          50.29%
-----------------------------------------------------------------------------------------

          (1) Michael Jackson is the controlling shareholder of Ryerson Corporation. Mr. Jackson is officer and director of NetCo. He is the President, CEO, Secretary, Treasurer and Chair of the Board of NetCo.
          (2) Michael Raftery was elected as officer and director of NetCo in June 2005. He is the CFO of NetCo.

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


We pay a monthly administrative fee of $83to Pelican Financial Corporation, of which Mr. Jackson is a director and beneficial owner.

We pay a sales commission of $7,722 in the year of 2005 to Mr. Joshua Jackson, the son of Mr. Jackson. Our policy regarding related transactions requires that any director or officer who has an interest in any transaction to be approved by our Board of Directors disclose the presence and the nature of the interest to the Board of Directors prior to any approval of the transaction by the Board of Directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the Board of Directors to approve the transaction. Our policy regarding compensation for directors and officers is that the Board of Directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.


ITEM  13.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     2.1*     Form  8-K  -  Promissory  Note
     31.1     302  Certification  for  the  Chief  Executive  Officer
     31.2     302  Certification  for  the  Chief  Financial  Officer
     32.1     906  Certification  for  the  Chief  Executive  Officer
     32.2     906  Certification  for  the  Chief  Financial  Officer

*  previously  filed

ITEM  14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

1.   AUDIT  FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Amisano Hanson Chartered Accountants, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and 10-KSB are as follows:

                                  2005     $12,578.00
                                  2004      $8,255.00

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


NETCO INVESTMENTS INC.
(Registrant)


/s/  Michael  Jackson                     Date:  March  31,  2006
-----------------------------
Michael  Jackson
Director,  President,  CEO,
Secretary,  Treasurer
-----------------------------
-----------------------------
-----------------------------


/s/  Michael  Raftery                     Date:  March  31,  2006
Michael  Raftery
Director  and  CFO


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Michael  Jackson                     Date:  March  31,  2006
Michael  Jackson
Director,  President,  CEO,
Secretary,  Treasurer
-----------------------------


/s/  Michael  Raftery                     Date:  March  31,  2006
-----------------------------
Michael  Raftery
Director  and  CFO