Form 10QSB
period 2006-03-31
NETCO INVESTMENTS INC
filed 2006-05-15
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2006

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________ to ________________



                             NETCO INVESTMENTS INC.
          ------------------------------------------------------------

             (Exact name of registrant as specified in its charter)



         Washington                     333-47514              91-2031335
-------------------------------   ---------------------    --------------------

(State or other jurisdiction of    (Commission File          (IRS Employer
incorporation or organization)          Number)              Identification No.)



           Suite 206 - 388 Drake Street                      V6B 6A8
       Vancouver, British Columbia, Canada
---------------------------------------------------       -------------
     (Address of principal executive offices)               (Zip Code)



            Issuer's telephone number             (604) 648-2090
              (including area code)
                                                  -----------------


---------------------------------------------------     -----------------

  (Former name, former address and former fiscal            (Zip Code)
       year, if changed since last report)

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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,550,000 COMMON SHARES AS AT April 10, 2006.


Transitional Small Business Disclosure Format:

Yes                No [X]

(Check one)

--------------------------------------------------------------------------------
                                                                         Page  2

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION


Item 1.       FINANCIAL STATEMENTS

Interim Balance Sheets......................................................F-5

Interim Statement of Operations.............................................F-6

Interim Statement of Cash Flow..............................................F-7

Interim Statement of Stockholders' Deficiency...............................F-9

Notes to the Interim Financial Statements...................................F-10

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......14

Item 3.       CONTROLS AND PROCEDURES........................................14

PART II - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS..............................................16

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....16

Item 3.       DEFAULTS UPON SENIOR SECURITIES................................16

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............16

Item 5.       OTHER INFORMATION..............................................16

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K...............................16



--------------------------------------------------------------------------------
                                                                        Page F-3

                             NETCO INVESTMENTS INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2006

                             (Stated in US Dollars)

                                    Unaudited



--------------------------------------------------------------------------------
                                                                        Page F-4

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                    Unaudited

                                                                                          March 31,        December 31,
                                                             ASSETS                        2006               2005
                                                             ------                        ----               ----
Current
   Cash                                                                             $          27,348   $          44,307
   Prepaid expenses                                                                             5,137                   -
                                                                                    -----------------   -----------------

                                                                                               32,485              44,307
Rights and licenses - Note 3                                                                        -                   -
                                                                                    -----------------   -----------------

                                                                                    $          32,485   $          44,307
                                                                                    =================   =================

                                                        LIABILITIES

Current
   Accounts payable and accrued liabilities                                         $          10,389   $           5,711
   Notes payable - Note 5                                                                      17,299              17,023
                                                                                    -----------------   -----------------

                                                                                               27,688              22,734
                                                                                    -----------------   -----------------

                                                   STOCKHOLDERS' EQUITY

Preferred stock:
   Authorized: 20,000,000 with a par value of $0.0001
   Issued and outstanding: None
Common stock: - Note 6
   Authorized: 100,000,000 with a par value of $0.0001
   Issued and outstanding: 8,550,000 (2005:  8,550,000)                                           855                 855
Additional paid-in capital                                                                    132,832             132,832
Deficit accumulated during the development stage                                             (128,890)           (112,114)
                                                                                    -----------------   -----------------

                                                                                                4,797              21,573
                                                                                    -----------------   -----------------

                                                                                    $          32,485   $          44,307
                                                                                    =================   =================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                  Page F-5

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                  for the three months ended March 31, 2006 and
              2005 and for the period from March 15, 2000 (Date of
                          Inception) to March 31, 2006
                             (Stated in US Dollars)
                                    Unaudited

                                                                                                        March 15,
                                                                                                          2000
                                                                                                        (Date of
                                                                                                       Inception)
                                                                        Three months ended                 to
                                                                            March 31,                   March 31,
                                                                      2006              2005              2006
                                                                      ----              ----              ----
Revenue                                                         $             -    $             -  $             -
                                                                ---------------    ---------------  ---------------

Expenses
   Consulting fees - Note 4                                               6,659              2,103           20,559
   Filing fees                                                              469              2,974           12,815
   Interest                                                                 276                302            3,299
   Legal, organizational and audit fees                                   6,575              3,986           48,056
   Management fees - Note 4                                               2,728                  -           10,499
   Office and miscellaneous                                                  15              2,488            4,303
   Rights and licenses costs                                                100                 89           25,015
   Write-down of Website                                                      -              5,000            5,000
                                                                ---------------    ---------------  ---------------

                                                                        (16,822)           (16,942)        (129,546)
                                                                ---------------    ---------------  ---------------

Loss for the period                                                     (16,822)           (16,942)        (129,546)

Other comprehensive gain
   Foreign currency adjustment                                               46                  -              656
                                                                ---------------    ---------------  ---------------

Net loss for the period                                         $       (16,776)   $       (16,942) $      (128,890)
                                                                ===============    ===============  ===============

Basic Loss per share                                            $         (0.00)   $         (0.00)
                                                                ===============    ===============

Weighted average shares outstanding                                   8,550,000          8,549,322
                                                                ===============    ===============



--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                  Page F-6

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                  for the three months ended March 31, 2006 and
              2005 and for the period from March 15, 2000 (Date of
                          Inception) to March 31, 2006
                             (Stated in US Dollars)
                                    Unaudited


                                                                                                            March 15,
                                                                                                              2000
                                                                                                            (Date of
                                                                                                           Inception)
                                                                              Three months ended               to
                                                                                  March 31,                 March 31,
                                                                             2006            2005             2006
                                                                             ----            ----             ----
Cash flow from Operating Activities
   Net loss for the period                                              $     (16,822)  $     (16,942)  $       (129,546)
   Non-cash items:
      Legal and organizational expenses                                             -               -              8,000
      Rights and licenses costs                                                     -               -             24,751
      Write-down of website                                                         -               -              5,000
   Change in non-cash working capital items:
      Share subscriptions receivable                                                -             575                575
      Prepaid expenses                                                         (5,137)              -             (5,137)
      Accounts payable and accrued liabilities                                  4,678           1,516             10,389
                                                                        -------------   -------------   ----------------

Net cash used by operating activities                                         (17,821)        (14,851)           (85,698)
                                                                        -------------   -------------   ----------------

Cash flow from Investing Activities
   Rights and licenses                                                              -               -                 (1)
   Website cost                                                                     -               -             (5,000)
                                                                        -------------   -------------   -----------------

Net cash used in investing activities                                               -               -             (5,001)
                                                                        -------------   -------------   ----------------

Cash flow from Financing Activities
   Increase in notes payable                                                      276             302             17,299
   Increase (decrease) in share capital                                             -          (4,987)           100,362
                                                                        -------------   --------------  ----------------

Net cash provided by (used in) financing activities                               276          (4,685)           117,661
                                                                        -------------   --------------  ----------------

Effect of exchange rates on cash                                                   46               -                656
                                                                        -------------   -------------   ----------------

Increase (decrease) in cash during the period                                 (16,959)        (19,536)            27,348

Cash, beginning of period                                                      44,307         111,171                  -
                                                                        -------------   -------------   ----------------

Cash, end of period                                                     $      27,348   $      91,635   $         27,348
                                                                        =============   =============   ================


                                                                     .../Cont'd.


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                  Page F-7

                              NETCO INVESTMENTS INC.                   Continued
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 2006 and 2005
  and for the period from March 15, 2000 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                    Unaudited

                                                                                                           March 15,
                                                                                                             2000
                                                                                                           (Date of
                                                                                                          Inception)
                                                                             Three months ended               to
                                                                                 March 31,                 March 31,
                                                                            2006            2005             2006
                                                                            ----            ----             ----
Non-cash Financing Activities
   A total of 800,000  common shares were issued to
   a company  controlled by the sole director at a fair
   market  value of $0.01  per  share  for  legal and
   organizational expenses paid                                         $            -  $           -   $          8,000

   A total of 3,500,000  common shares were issued
   at fair market value of $0.01 per share for the
   acquisition of a license from a company  controlled by the
   sole director -   Note 3                                                          -              -             35,000

   Less:  dividend deemed paid                                                       -              -            (10,250)

   A total of 23,000  common  shares were issued at
   fair market  value of $0.025 per share pursuant
   to an SB-2 Registration  Statement for share subscriptions
   receivable                                                                        -              -                575
                                                                        --------------  -------------   ----------------

                                                                        $            -  $           -   $         33,325
                                                                        ==============  =============   ================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                  Page F-8

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period March 15, 2000 (Date of Inception) to March 31, 2006
                             (Stated in US Dollars)
                                    Unaudited

                                                                                              Deficit
                                                                                            Accumulated
                                                                           Additional        During the
                                                 Common Stock                Paid-in        Development
                                            Number           Amount          Capital           Stage             Total
                                            ------           ------          -------           -----             -----
Balance, March 15, 2000                               -  $            -  $            -   $            -    $             -
Stock issued for legal and
 organizational expenses at a
 fair market value of $0.01 per
 share                                          800,000              80           7,920                -              8,000
Stock issued for acquisition of
 a license at a fair market value
 of $0.01 per share                           3,500,000             350          34,650                -             35,000
Dividend deemed paid                                  -               -         (10,250)               -            (10,250)
Net loss for the period                               -               -               -          (32,750)           (32,750)
                                        ---------------  --------------  --------------   --------------    ---------------

Balance, December 31, 2000                    4,300,000             430          32,320          (32,750)                 -
Net loss for the year                                 -               -               -             (500)              (500)
                                        ---------------  --------------  --------------   --------------    ---------------

Balance, December 31, 2001                    4,300,000             430          32,320          (33,250)              (500)
Net loss for the year                                 -               -               -           (1,857)            (1,857)
                                        ---------------  --------------  --------------   --------------    ---------------

Balance, December 31, 2002                    4,300,000             430          32,320          (35,107)            (2,357)
Net loss for the year                                 -               -               -           (6,529)            (6,529)
                                        ---------------  --------------  --------------   --------------    ---------------

Balance, December 31, 2003                    4,300,000             430          32,320          (41,636)            (8,886)
Stock issued as a private
 placement at a fair market
 value of $0.025 per share                    4,237,000             424         105,501                -            105,925
Net loss for the year                                 -               -               -          (20,074)           (20,074)
                                        ---------------  --------------  --------------   --------------    ---------------

Balance, December 31, 2004                    8,537,000             854         137,821          (61,710)            76,965
Stock issued as a private
 placement at a fair market
 value of $0.025 per share                       13,000               1             324                -                325
Share issuance cost - Note 4                          -               -          (5,313)               -             (5,313)
Unrealized gain on translation                        -               -               -              610                610
Net loss for the year                                 -               -               -          (51,014)           (51,014)
                                        ---------------  --------------  --------------   --------------    ---------------

Balance, December 31, 2005                    8,550,000             855         132,832         (112,114)            21,573

Unrealized gain on translation                        -               -               -               46                 46
Net loss for the period                               -               -               -          (16,822)           (16,822)
                                        ---------------  --------------  --------------   --------------    ---------------

Balance, March 31, 2006                       8,550,000  $          855  $      132,832   $     (128,890)   $         4,797
                                        ===============  ==============  ==============   ==============    ===============


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES                                                  Page F-9

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                             (Stated in US Dollars)
                                    Unaudited

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

Note 2        Nature and Continuance of Operations

              NetCo Investments Inc. (the "Company") was incorporated in the State of Washington, in the United States of America on March 15, 2000. The Company is in the development stage and intends on selling and marketing via the internet and commissioned sales agents, high-quality vitamins and homeopathic supplements, pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats ("Pets") under the `VitaBeast Foods' label. (Note 6)

              These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $128,890 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives.



--------------------------------------------------------------------------------
                                                                       Page F-10

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)
 ---------


Note 3        Rights and Licenses - Note 4

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

              As  consideration  for acquiring the License,  the Company  issued
              3,500,000 common shares to a related party with a fair market value of $0.01 per share for total consideration of $35,000.

              During the period ended December 31, 2000, the License was written-off to operations due to the lack of historical cash flow and a lack of a market to resell the License. During the year ended December 31, 2003, management of the Company abandoned the license. On June 1, 2003, the Company acquired the right, title and interest in and to the URL, www.vitabeast.com, from the director of the Company for $1, which was written-off during the year ended December 31, 2003.

Note 4        Related Party Transactions - Note 3

              During the three months ended March 31, 2006, the Company incurred the following expenses charged by a director of the Company and a son of a director of the Company.

                                                                                                March 15, 2000
                                                                                                   (Date of
                                                                      Three months ended        Inception) to
                                                                           March 31,             December 31,
                                                                       2006          2005            2005
                                                                       ----          ----            ----
             Consulting fees                                      $       2,654  $      2,103 $          16,554
             Management fees                                              2,728             -            10,499
             Share issuance cost                                              -         5,312             5,313
             Website cost                                                     -             -             5,000
                                                                  -------------  ------------ -----------------

                                                                  $       5,382  $     7,415  $          37,366
                                                                  =============  ===========  =================


--------------------------------------------------------------------------------
                                                                       Page F-11

NetCo Investments Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2005
(Stated in US Dollars)
(Unaudited)
 ---------

Note 5        Notes Payable

                                                                                March 31,          December 31,
                                                                                  2006                2005
                                                                                  ----                ----
              Unsecured promissory note bearing interest at 8%
               per annum; repayable August 4, 2006                         $           4,000   $           4,000
                 Loan fee                                                                400                 400
                 Accrued interest                                                        554                 475
                                                                           -----------------   -----------------

                                                                                       4,954               4,875
                                                                           -----------------   -----------------

              Unsecured promissory note bearing interest at 10%
               per annum; repayable October 24, 2006                                   5,000               5,000
                 Loan fee                                                                500                 500
                 Accrued interest                                                        735                 636
                                                                           -----------------   -----------------

                                                                                       6,235               6,136
                                                                           -----------------   -----------------

              Unsecured promissory note bearing interest at 10%
               per annum; repayable October 23, 2006                                   5,000               5,000
                 Loan fee                                                                500                 500
                 Accrued interest                                                        610                 512
                                                                           -----------------   -----------------

                                                                                       6,110               6,012
                                                                           -----------------   -----------------

                                                                                      17,299              17,023
              Less: current portion                                                        -                   -
                                                                           -----------------   -----------------

                                                                           $          17,299   $          17,023
                                                                           =================   =================


Note 6        Subsequent Event

              By an asset purchase and assignment agreement dated April 7, 2006, the Company agreed to acquire all of the operational assets and liabilities of Syntec Biofule Inc. ("Syntec") in consideration for the issuance by the Company of 15,700,000 common shares. Included in this agreement, the Company has undertaken to raise up to $1,000,000 by way of a private placement of units at $1.00 per unit. Each unit will consist of one common share of the Company and one non-transferable common share purchase warrant entitling the holder to purchase one additional common share of the Company at $1.50 for a period of one year from the date of issuance. The Company has received subscriptions for 1,000 units for total proceeds of $1,000. The Company has agreed to advance $20,000 per month as a bridge loan.

              This agreement will be accounted for by the purchase method of accounting as a reverse acquisition.

              The  asset  purchase  and  assignment   agreement  is  subject  to
              shareholder approval.


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

NetCo Investments Inc. (the "Company") is doing business as VitaBeast Foods and we have started to market these products on-line under the VitaBeast Foods label. We will be applying to trademark the name VitaBeast Foods.

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

VitaBeast uses e-commerce advertising such as banner ads on major servers and websites, use affiliate marketing as well as trying to insure that all major search engines display VitaBeast on their search pages as a choice for healthy pet foods and homeopathic supplements.

Sales will also be implemented by commissioned sales agents. Sales agents will be paid a commission of 10% of the selling price of the VitaBeast product they sell. To date NetCo has one sales person. The company has had very little success in marketing the product on line and is contemplating doing a mail out to expose the service Vitabeast.com can offer.

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


--------------------------------------------------------------------------------
                                                                         Page 13

We do not have a written long-term agreement with either provider but the basic product is available from other sources and we, therefore, are not concerned about providers.

VitaBeast retained a marketing consultant to provide an initial consultation and preliminary marketing plan for the Company. VitaBeast's www.vitabeast.com, has been fully functional since June 15, 2004 and is ready to receive and process orders from customers. VitaBeast has been advertising on-line but has not yet been successful in selling products. The Company is contemplating doing a mail out to expose the service Vitabeast.com can offer.

Competition

The electronic commerce industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the fresh raw foods, vitamin and supplement products for pets have no clear, dominant leader.

Our competitors can be divided into several groups including:

o traditional pet stores which sell packaged dry pet food as well as vitamins, supplements, minerals and alternative health products;

o    traditional veterinary clinics will be a constant competitor to VitaBeast;

o the online retail initiatives of several traditional pet food, vitamins, supplements, minerals and alternative health products retailers;

o independent online retailers specializing in pet foods, vitamins and supplements; and

o mail-order and catalogue retailers of pet food, vitamins, supplements, minerals and alternative health products.

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

VitaBeast believes that the principal competitive factors in its' markets are:

*    Ability to attract and retain customers by offering:

     a)   convenience of ordering over the Internet and home delivery; and
     b) high quality fresh frozen raw foods in meal sized portions, high quality low cost vitamins and homeopathic supplements for the sole use of pets.

* Salespeople working on a commission basis to sell product directly to the consumer.

* Unique Product: VitaBeast's products are a healthy alternative to the typical dry and tinned pet foods. It is management's opinion that pet owners are becoming more aware of the value of feeding their pets healthy fresh raw food product rather than pre-packaged dry foods.

* Quality and responsiveness of customer service: By utilizing the VitaBeast website, www.vitabeast.com, customers can order directly and inquire about special vitamin and supplement needs.


--------------------------------------------------------------------------------
                                                                         Page 14

We believe that we can compete favorably on these factors. However, we will have no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our online competitors can duplicate many of the products or services offered on the VitaBeast web site.

New  Developments

On April 7, 2006, we entered into an Asset Purchase & Assignment Agreement with Syntec Biofuel Inc. ("Syntec") a Vancouver based Canadian scientific research company (incorporated in 2001) to acquire all Syntec's assets and liabilities for consideration of NetCo Investments Inc. issuing 15,700,000 common shares in the capital stock of the Company subject to Rule 144, promulgated under the Securities Act of 1933, as amended. The acquisition is subject to ratification and approval by the shareholders of the Company.

Syntec has developed a proprietary catalyst that converts Syngas into ethanol. Ethanol is used as a fuel or a fuel additive in gasoline. The overall Syntec Biofuel process consists of a thermo-chemical catalytic synthesis of synthetic gas (Syngas) into ethanol from almost any source of carbon which is found in renewable feedstock such as manure, sewage digester gas, landfill gas, wood waste, agricultural and forest residue, natural gas and coal bed methane. Syngas is a mixture of Carbon Monoxide CO2 and Hydrogen H2 found in natural gas, landfill gas and liquid gas.

The process involved in converting feedstock into a gas stream involves either anaerobic digestion or gasification. Feedstock such as sewage or animal waste uses anaerobic digestion to first convert the waste into gas before being reformed to produce Syngas. It is then synthesized into ethanol thru steam reforming and partial oxidation. Feedstock such as wood waste, agricultural and forest residue will be produced from gasification. The gasification process is expected to obtain a higher yield on the gas stream than the anaerobic digestion system from feedstock. Syngas is then converted into ethanol thru distillation.

We proposes to license the catalyst to end users on a per gallon fee (initially estimated at 7.5c per gallon) and will also sell the catalyst material on a cost plus basis.

Syntec has patented their Intellectual Property development using precious metals and are continuing to enhance the catalysts using non-precious metals. Syntec has been funded by Canadian government agencies, Natural Resources Canada and National Research Council of Canada. Managements rationale for acquiring this technology is the substantial potential for success to the benefit of the shareholders. Further, this will allow the Company to raise further capital for its business operations. The founder of Syntec, Lawrence Wong, has agreed to continue providing development services to the Company under contract through Syntec Research Inc., his research and development company. The Company has proposed Mr. Lawrence Wong as a Director of the Company to be voted on at the AGM in 2006. Michael Jackson, President and Director of the Company has a 4.55% share ownership in Syntec and has been working closely with Syntec to raise capital for their continued development.

The Company has undertaken to raise up to US one million dollars (US$1,000,000) by way of private placement and is offering a total of 1,000,000 units (the "Units") of its securities for subscription at a price US$1.00 per Unit to fund the program. Each Unit will consist of one common share in the capital of the Company and one non-transferable share purchase warrant entitling the holder thereof to purchase one additional common share of the Company, as presently constituted, for a period of one year from the date of issue of the warrant at a price of US$1.50 per warrant. The offerings are pursuant to Regulation D, Rule 506 and Regulation S under the United States Securities Act of 1933, as amended.


--------------------------------------------------------------------------------
                                                                         Page 15

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

We expect to continue to incur substantial losses in our efforts to establish a new business.
We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of March 31, 2006, we have a working capital surplus of $4,797, which is insufficient to fund operations through the year.

RESULTS OF CONTINUING OPERATIONS

Three months ended March 31, 2006 ("2006") compared to the three months ended March 31, 2005 ("2005"):

The Company has no revenue for 2006 and 2005. Expenses decreased by $120 from $16,942 in 2005 as compared to $16,822 in 2006. In 2006, the Company incurred consultant and management fees of $9,387 as compared to 2,103 in 2005. The filing, legal, organization and audit fees were $7,044 in 2006 as compared to $6,965 in 2005. In addition, the office and miscellaneous fees decreased from $2,488 in 2005 to $15 in 2006 and the website maintenance fees decreased from $5,000 in 2005 to $nil in 2006.

The net loss for 2006 was $16,776 as compared to $16,942 in 2005. Our net loss per share remained at $nil for 2006 and 2005.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position is $27,348 for the period ending March 31, 2006 and was $44,307 for the period ending December 31, 2005.

Our working capital surplus at March 31, 2006 is $4,797 as compared to a working capital surplus of $21,573 at December 31, 2005.


--------------------------------------------------------------------------------
                                                                         Page 16

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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended March 31, 2006.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

[Note: private placement subscription agreement pursuant to Regulation S under the United States Securities Act of 1933, as amended was filed attached to a Form 8-K on April 12, 2006]

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.


Item 6. Exhibits and Reports on Form 8-K

Exhibit Number           Description
       2.1*              Form 8-K  -  acquisition of assets and unregistered
                         sales of equity securities
       31.1              302 Certification for the Chief Executive Officer
       31.2              302 Certification for the Chief Financial Officer
       32.1              906 Certification for the Chief Executive Officer
       32.2              906 Certification for the  Chief Financial Officer

*   previously filed on April 12, 2006


--------------------------------------------------------------------------------
                                                                         Page 17

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETCO INVESTMENTS INC.
(Registrant)

/s/ Michael Jackson                                      Date: May 15, 2006
--------------------------------------
Michael Jackson
Director, President / CEO
--------------------------------------


/s/ Michael P. Raftery                                   Date: May 15, 2006
Michael P. Raftery
Director, Chief Financial Officer

--------------------------------------


/s/ Michael Jackson                                      Date: May 15, 2006
--------------------------------------
Michael Jackson
Director, President / CEO


/s/ Michael P. Raftery                                   Date: May 15, 2006
--------------------------------------
Michael P. Raftery
Director, Chief Financial Officer