Form 10QSB
period 2006-06-30
NETCO INVESTMENTS INC
filed 2006-08-15
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  JUNE 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


                             NETCO INVESTMENTS INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Washington                   333-47514             91-2031335
 -------------------------------     ----------------     -------------------
 (State or other jurisdiction of     (Commission File        (IRS Employer
  incorporation or organization)          Number)         Identification No.)


          Suite 206 - 388 Drake Street                        V6B 6A8
      Vancouver, British Columbia, Canada
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip Code)


           Issuer's telephone number                      (604) 648-2090
            (including area code)


  ------------------------------------------                ----------
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

                                 Not applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of the registrant's class of common stock as of August 9, 2006 was 8,550,000.


Transitional Small Business Disclosure Format:

Yes  [ ]     No  [X]

(Check one)


--------------------------------------------------------------------------------

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
     Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .   5

     Statements of Operations . . . . . . . . . . . . . . . . . . . .   6

     Statements of Cash Flow. . . . . . . . . . . . . . . . . . . . .   7

     Statements of Stockholders' Deficit. . . . . . . . . . . . . . .   9

     Notes to the Interim Financial Statements. . . . . . . . . . . .  10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .  17

ITEM 3.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .  18


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  18

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .  18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .  18

ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .  19


--------------------------------------------------------------------------------

Item 1.     FINANCIAL STATEMENTS




                             NETCO INVESTMENTS INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)


--------------------------------------------------------------------------------

                               NETCO INVESTMENTS INC.
                            (A Development Stage Company)
                                   BALANCE SHEETS
                         June 30, 2006 and December 31, 2005
                               (Stated in US Dollars)


                                                          June 30,     December 31,
                         ASSETS                             2006           2005
                         ------                         ------------  --------------
                                                        (Unaudited)
Current
  Cash                                                  $    38,258   $      44,307
  Accounts receivable                                         8,710               -
  Due from related party (Note 4)                            18,234               -
                                                        ------------  --------------

                                                             65,202          44,307

Property and equipment, net (Note 3)                          2,397               -

                                                        $    67,599   $      44,307
                                                        ============  ==============

                     LIABILITIES
                     -----------

Current
  Accounts payable and accrued liabilities (Note 4)     $    29,819   $       5,711
  Notes payable (Note 5)                                    123,271          17,023
                                                        ------------  --------------

                                                            153,090          22,734
                                                        ------------  --------------

            STOCKHOLDERS' EQUITY (DEFICIT)
            ------------------------------

Preferred stock:
  Authorized: 20,000,000 with a par value of $0.0001
  Issued and outstanding: None
Common stock: (Note 6)
  Authorized: 100,000,000 with a par value of $0.0001
  Issued and outstanding: 8,551,250 (Deccember 31, 2005:
    8,550,000)                                                  855             855
Additional paid-in capital                                  134,082         132,832
Deficit accumulated during the development stage           (220,428)       (112,114)
                                                        ------------  --------------

                                                            (85,491)         21,573
                                                        ------------  --------------

                                                        $    67,599   $      44,307
                                                        ============  ==============


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                       Page 5

                                        NETCO INVESTMENTS INC.
                                    (A Development Stage Company)
                                       STATEMENTS OF OPERATIONS
                               Six Months Ended June 30, 2006 and 2005
                   and the Period From March 15, 2000 (Inception) to June 30, 2006
                                        (Stated in US Dollars)
                                             (Unaudited)


                                                                                           March 15,
                                                                                            2000
                                       Three months ended         Six months ended       (Inception)
                                            June 30,                  June 30,           to June 30,
                                       2006         2005         2006         2005          2006
                                    -----------  -----------  -----------  -----------  -------------
Revenue                             $        -   $        -   $        -   $        -   $          -
                                    -----------  -----------  -----------  -----------  -------------

Expenses
  Consulting (Note 4)                   22,023        5,084       28,682        7,187         42,582
  Depreciation                             423            -          423            -            423
  Filing fees                            8,631        2,476        9,100        5,450         21,446
  Interest                               5,896          330        6,172          632          9,195
  Legal, organizational and audit
    fees                                21,710        2,809       28,285        6,795         69,766
  Management fee (Note 4)                2,801        2,480        5,529        2,480         13,300
  Marketing                             26,304            -       26,304        1,239         27,543
  Office and miscellaneous               1,807          221        1,822        1,470          4,871
  Rights and licenses costs                  -            -          100           89         25,015
  Website maintenance fee                    -            -            -        5,000          5,000
                                    -----------  -----------  -----------  -----------  -------------

                                        89,595       13,400      106,417       30,342        219,141

Net loss                            $  (89,595)  $  (13,400)  $ (106,417)  $  (30,342)  $   (219,141)
                                    ===========  ===========  ===========  ===========  =============


Basic and diluted loss per share    $        -   $        -   $        -   $        -
                                    ===========  ===========  ===========  ===========

Weighted average shares
  outstanding - basic and diluted    8,550,577    8,550,000    8,551,250    8,550,290
                                    ===========  ===========  ===========  ===========


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                       Page 6

                                   NETCO INVESTMENTS INC.
                               (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                          Six Months Ended June 30, 2006 and 2005
              and the Period From March 15, 2000 (Inception) to June 30, 2006
                                   (Stated in US Dollars)
                                        (Unaudited)


                                                                                March 15,
                                                                                  2000
                                                        Six months ended       (Inception)
                                                            June 30,           to June 30,
                                                        2006        2005          2006
                                                     ----------  -----------  -------------
Cash flows from operating activities
  Net loss                                           $(106,417)  $  (30,342)  $   (219,141)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization                                           423                         423
    Legal and organizational expenses                        -            -          8,000
    Rights and licenses costs                                -            -         24,751
    Write-down of website                                    -            -          5,000
  Changes operating assets and liabilites:
    Accounts receivable                                 (8,710)        (106)        (8,710)
    Accounts payable and accrued liabilities            24,108          995         29,819
                                                     ----------  -----------  -------------

Net cash used in operating activities                  (90,596)     (29,453)      (159,858)
                                                     ----------  -----------  -------------

Cash flows from investing activities
  Due from related party                               (18,234)           -        (18,234)
  Purchase of equipment                                 (2,820)           -         (2,820)
  Rights and licenses                                        -            -             (1)
  Website cost                                               -            -         (5,000)
                                                     ----------  -----------  -------------

Net cash used in investing activities                  (21,054)           -        (26,055)
                                                     ----------  -----------  -------------

Cash flows from financing activities
  Increase (decrease) in share capital                   1,250       (4,987)       101,612
  Proceeds from notes payable                          106,248          632        123,271
  Share subscriptions receivable                             -          575            575
                                                     ----------  -----------  -------------

Net cash provided by (used in) financing activities    107,498       (3,780)       225,458
                                                     ----------  -----------  -------------

Effect of exchange rates on cash                        (1,897)           -         (1,287)
                                                     ----------  -----------  -------------

Net increase (decrease) in cash                         (6,049)     (33,233)        38,258

Cash, beginning of period                               44,307      111,171              -
                                                     ----------  -----------  -------------

Cash, end of period                                  $  38,258   $   77,938   $     38,258
                                                     ==========  ===========  =============


                                                                     .../Cont'd.
--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                       Page 7

                                 NETCO INVESTMENTS INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                         Six Months Ended June 30, 2006 and 2005
             and the Period From March 15, 2000 (Inception) to June 30, 2006
                                 (Stated in US Dollars)
                                      (Unaudited)


                                                                             March 15,
                                                                               2000
                                                      Six months ended      (Inception)
                                                           June 30,         to June 30,
                                                       2006       2005         2006
                                                     ---------  ---------  -------------
Supplemental cash flow information and non-cash
  Investing and financial activities:

  800,000 common shares issued to a company
  controlled by the sole director at a fair market
  value of $0.01 per share for legal and
  organizational expenses                            $       -  $       -  $      8,000

  3,500,000 common shares issued at fair market
  value of $0.01 per share for the acquisition of a
  license from a company controlled by the sole
  director                                                   -          -        35,000

  Less:  dividend deemed paid                                -          -       (10,250)

  23,000 common shares issued at fair market value
  of $0.025 per share pursuant to an SB-2
  Registration Statement for share subscriptions
  receivable                                                 -          -           575
                                                     ---------  ---------  -------------

                                                     $       -  $       -  $     33,325
                                                     =========  =========  =============

Cash paid for:

  Interest                                           $       -  $       -  $          -
                                                     =========  =========  =============

  Income taxes                                       $       -  $       -  $          -
                                                     =========  =========  =============


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                       Page 8

                                   NETCO INVESTMENTS INC.
                                (A Development Stage Company)
                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        June 30, 2006
                                   (Stated in US Dollars)


                                                                      Deficit
                                                                    Accumulated
                                                      Additional    During the
                                     Common Stock       Paid-in     Development
                                   Number    Amount     Capital        Stage        Total
                                  ---------  -------  -----------  -------------  ----------
Balance, December 31, 2005        8,550,000  $   855  $   132,832  $   (112,114)  $  21,573

Stock issued as a private
  placement at a fair market
  value of $1 per share               1,250        -        1,250             -       1,250
Currency translation adjustment           -        -            -        (1,897)     (1,897)
Net loss                                  -        -            -      (106,417)   (106,417)
                                  ---------  -------  -----------  -------------  ----------

Balance, June 30, 2006            8,551,250  $   855  $   134,082  $   (220,428)  $ (85,491)
                                  =========  =======  ===========  =============  ==========
(Unaudited)


--------------------------------------------------------------------------------
                             SEE ACCOMPANYING NOTES                       Page 9

                             NETCO INVESTMENTS INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1    Interim Financial Statements
          ----------------------------

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Netco Investments Inc. (the "Company") financial position, results of operations and cash flows for the periods shown.

          The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2    Nature and Continuance of Operations
          ------------------------------------

          The Company was incorporated in the State of Washington, in the United States of America on March 15, 2000. The Company is in the development stage and intends on selling and marketing via the internet and commissioned sales agents, high-quality vitamins and homeopathic supplements, pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats ("Pets") under the 'VitaBeast Foods' label.

          These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $220,428 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives.


--------------------------------------------------------------------------------

Netco Investments Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2006
(Stated in US Dollars)
Unaudited
---------

Note 3    Property and Equipment
          ----------------------

          Property and equipment consisted of the following at June 30, 2006:

                                                      Accumulated
                                              Cost   Amortization    Net
                                             ------  -------------  ------
          Computer hardware                  $2,820  $         423  $2,397
                                             ======  =============  ======

          Equipment is recorded at cost. Amortization is calculated using the declining balance method at an annual rate of 30%.

Note 4    Related Party Transactions
          --------------------------

          On May 31, 2006, the Company advanced $17,918 ($20,000CDN) to a related party, Syntec Biofuel Inc. ("Syntec"). The promissory note is unsecured, bears interest at 5% per annum. The principal balance and unpaid accrued interest of $18,234 on the note is due on August 31, 2006.

          During the six months ended June 30, 2006, the Company incurred the following expenses paid or payable to a director of the Company for services and advances.

                                                     March 15, 2000
                                                        (Date of
                                Six months ended      Inception) to
                                     June 30,         December 31,
                                 2006       2005          2005
                               ---------  ---------  ---------------
          Consulting fees      $   9,439  $   6,316  $        16,554
          Management fees          5,529      2,480           10,499
          Share issuance cost          -      5,312            5,313
          Website cost                 -          -            5,000
                               ---------  ---------  ---------------

                               $  14,968  $  14,108  $        37,366
                               =========  =========  ===============

          Included in accounts payable at June 30, 2006 was $8,456 owed to a director of the Company.

Note 5    Notes Payable
          -------------

          As of June 30, 2006, the Company received a loan of $100,000 from Iris International Holdings Limited ("Iris"). The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on December 31, 2006. Iris has the option to convert the loan into equity at CDN$0.01 per share if the loan is not repaid up on due date.


--------------------------------------------------------------------------------

Netco Investments Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2006
(Stated in US Dollars)
Unaudited
---------

Note 5    Notes Payable (continued)
          -------------

          Interest bearing notes owed to Hokley Limited ("Hokley") are as follows:

          a) On August 4, 2004, the Company received $4,000 from Hokley. The promissory note is unsecured, bears interest at 8% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 4, 2006.

          b) On September 24, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on October 24, 2006.

          c) On December 23, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum along with a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on October 23, 2006.

Note 6    Capital Stock
          -------------

          The Company raised $1,250 (2005: $325) under private placement by issuing 1,250 (2005: 13,000) common shares at $1 per share during the period ending June 30, 2006 pursuant to Regulation D, Rule 506 and Regulation S under the United States Securities Act of 1933.

Note 7    Subsequent Events
          -----------------

          a) The Company's shareholders ratified an Asset Purchase and Assignment Agreement (the "Agreement") dated April 7, 2006 as amended on May 30, 2006, June 21, 2006 and July 12, 2006 between the Company and Syntec.

               Under the Agreement the Company agreed to acquire all of the assets of Syntec including the intellectual property (for catalysts that can convert biomass into ethanol and other alcohols), and assume all of Syntec's liabilities for a consideration of 15,700,000 common shares. The Company's issued and outstanding shares post acquisition will be 24,251,250. These shares will be restricted from trading until released from section 144.

               Under the amendment dated July 12, 2006, the Company agreed to return all the assets including the intellectual property and all the liabilities assumed but unpaid back to Syntec, in the event the Company is unable to raise a minimum of $500,000 through a private placement within 60 days of the execution of the Agreement and Syntec agreed to transfer back for cancellation all shares issued to Syntec as purchase consideration.


--------------------------------------------------------------------------------

Netco Investments Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
June 30, 2006
(Stated in US Dollars)
Unaudited
---------

Note 7    Subsequent Event (continued)
          ----------------

          b) The shareholders of the Company passed a resolution authorizing the directors to forward split its the common shares where every one (1) of the Company's issued and outstanding common stock will be split into two (2) common shares, at the discretion of the Directors. This action will result in the shareholder owning two
               (2) shares of common stock for every one (1) share of common stock held by them. In the event the directors effect the forward split, the number of issued and outstanding shares will increase from 8,551,250 to 17,102,500.

               The shareholders also approved the name change of the Company from NetCo Investments Inc. to Syntec Biofuel Inc. The Company will amend their articles of incorporation and apply to the Secretary of State in Washington for a name change.


--------------------------------------------------------------------------------

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

Sales will also be implemented by commissioned sales agents. Sales agents will be paid a commission of 10% of the selling price of the VitaBeast product they sell. The company has had very little success in marketing the product on line and is contemplating doing a mail out to expose the service Vitabeast.com can offer. There are also a substantial number of established pet food providers that are advertising on Television which is making it very difficult to compete with. There are also local land based pet food stores that are offering pet foods via the internet.

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


--------------------------------------------------------------------------------

VitaBeast retained a marketing consultant to provide an initial consultation and preliminary marketing plan for the Company. VitaBeast's www.vitabeast.com, has been fully functional since June 15, 2004. VitaBeast has been advertising on-line but has not yet been successful in selling products.

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


--------------------------------------------------------------------------------

NEW DEVELOPMENTS

On April 7, 2006, we entered into an Asset Purchase & Assignment Agreement with Syntec Biofuel Inc. ("Syntec") a Vancouver based Canadian scientific research company (incorporated in 2001) to acquire all Syntec's assets and liabilities for consideration of the Company issuing 15,700,000 common shares in the capital stock of the Company subject to Rule 144, promulgated under the Securities Act of 1933, as amended. The acquisition is subject to ratification and approval by the shareholders of the Company.

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

We proposes to license the catalyst to end users on a per gallon fee (initially estimated at $0.075 per gallon) and will also sell the catalyst material on a cost plus basis.

Syntec has patented their Intellectual Property development using precious metals and are continuing to enhance the catalysts using non-precious metals. Syntec has been funded by Canadian government agencies, Natural Resources Canada and National Research Council of Canada. Management's rationale for acquiring this technology is the substantial potential for success to the benefit of the shareholders. Further, this will allow the Company to raise further capital for its business operations. The founder of Syntec, Lawrence Wong, has agreed to continue providing development services to the Company under contract through Syntec Research Inc., his research and development company. The Company has proposed Mr. Lawrence Wong as a Director of the Company to be voted on at the AGM in 2006. Michael Jackson, President and Director of the Company has a 4.55% share ownership in Syntec and has been working closely with Syntec to raise capital for their continued development.

The Company has undertaken to raise up to $1,000,000 by way of private placement and is offering a total of 1,000,000 units (the "Units") of its securities for subscription at a price $1.00 per Unit to fund the program. Each Unit will consist of one common share in the capital of the Company and one non-transferable share purchase warrant entitling the holder thereof to purchase one additional common share of the Company, as presently constituted, for a period of one year from the date of issue of the warrant at a price of $1.50 per warrant. The offerings are pursuant to Regulation D, Rule 506 and Regulation S under the United States Securities Act of 1933, as amended.

On July 11, 2006, the Agreement dated April 7, 2006 was amended by the Company and Syntec agreeing to reverse the Sale and Acquisition in the event the Company is unable to raise a minimum of $500,000 prior to September 12, 2006. In this event all the assets will be returned to Syntec and the unpaid Syntec liabilities will be re-assigned back to Syntec and Syntec will return any the Company shares issued for cancellation.

The Agreement (as amended) was ratified by the Shareholders at the AGM on the July 12, 2006. On the July 31, 2006 Syntec Assigned title of their Assets to Netco. The Company will continue to fund Syntec research and has borrowed funds secured by Promissory Notes from a third party lender.


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

Our prior full fiscal years ended December 31, 2005, 2004 and 2003 are not indicative of our current business plan and operations. During the years ended December 31 2005, 2004 and 2003, we had no revenue and were in the development stages.

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of June 30, 2006, we had a working capital deficit of $87,888 which is insufficient to fund operations through the year.

The Company has borrowed funds from a third party lender to pay the operating costs and fund Syntec research. These loans are secured by Promissory Notes. The Company has received Promissory Notes from Syntec to funds advanced up to July 31, 2006.


RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2006 compared to the six months ended June 30, 2005:

The Company had no revenue for the three months ended June 30, 2006 and 2005. Expenses increased significantly by $76,075 from $30,342 in 2005 as compared to $106,417 in 2006 due to the Asset Purchase & Assignment Agreement with Syntec. In 2006, the Company incurred consultant and management fees of $34,211 as compared to 9,667 in 2005. The legal and audit fees were $28,285 in 2006 as compared to $6,795 in 2005. Furthermore, the marketing fees increased from $1,239 in 2005 to $26,304 in 2006 and the website maintenance fees decreased from $5,000 in 2005 to $nil in 2006. The net loss for 2006 was $106,417 as compared to $30,342 in 2005. Our net loss per share remained at $nil for 2006 and 2005.

Three months ended June 30, 2006 ("2006") compared to the three months ended June 30, 2005 ("2005")

The Company had no revenue for the three months ended June 30, 2006 and 2005. Expenses increased significantly from $13,400 in 2005 as compared to $89,595 in 2006 due to the Asset Purchase & Assignment Agreement with Syntec. In 2006, the Company incurred consultant and management fees of $24,824 as compared to 7,564 in 2005. The legal and audit fees were $21,710 in 2006 as compared to $2,809 in 2005. Furthermore, the marketing fees increased from $nil in 2005 to $26,304 in 2006. The net loss for 2006 was $89,595 as compared to $13,400 in 2005. Our net loss per share remained at $nil for 2006 and 2005.


--------------------------------------------------------------------------------

FINANCIAL CONDITION AND LIQUIDITY

Our cash position is $38,258 for the period ending June 30, 2006 and was $44,307 for the period ending December 31, 2005.

Our working capital deficit at June 30, 2006 is $87,888 as compared to a working capital surplus of $21,573 at December 31, 2005.


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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.


--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
     2.1*       On April 12th 2006, the Company filed 8K regarding acquisition of assets and unregistered sales of equity securities
     2.2*       On May 23rd 2006, the Company filed an 8K regarding a US$100,000 Promissory
                Note.
     2.3*       On June 16th 2006, the Company filed an 8K regarding forward stock split of the
                Company's issued and outstanding common stock.
     2.4*       On June 29th 2006, the Company filed an 8K changing the date of the implementation of the forward stock split of the Company's issued and outstanding common stock.
     2.5*       On July 17th 2006, the Company filed 8K to ratify the Asset Purchase &
                Assignment Agreement
     2.6*       On July 27th 2006, the Company filed an 8K announcing the termination of our auditors, Amisano Hanson Chartered Accountants and the appointment of Dale
                Matheson Carr-Hilton Labonte Chartered Accountants as their replacement.
     31.1       302 Certification for the Chief Executive Officer
     31.2       302 Certification for the Chief Financial Officer
     32.1       906 Certification for the Chief Executive Officer
     32.2       906 Certification for the  Chief Financial Officer

*   previously filed with SEC


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETCO INVESTMENTS INC.
(Registrant)

/s/ Michael Jackson                     Date: August 14, 2006
-----------------------------------
Michael Jackson
Director, President / CEO
-----------------------------------

/s/ Michael P. Raftery                  Date: August 14, 2006
Michael P. Raftery
Director, Chief Financial Officer

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Jackson                     Date: August 14, 2006
-----------------------------------
Michael Jackson
Director, President / CEO


/s/ Michael P. Raftery                  Date: August 14, 2006
-----------------------------------
Michael P. Raftery
Director, Chief Financial Officer


--------------------------------------------------------------------------------
                                                                         Page 19