Form 10QSB
period 2006-09-30
SYNTEC BIOFUEL INC
filed 2006-11-14
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                              SYNTEC BIOFUEL INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Washington                      333-47514               91-2031335
--------------------------------      -----------------      -------------------
(State or other jurisdiction of       (Commission File          (IRS Employer
incorporation or organization)             Number)           Identification No.)

      Suite 206 - 388 Drake Street                         V6B 6A8
  Vancouver, British Columbia, Canada
------------------------------------------   -----------------------------------
(Address of principal executive offices)                  (Zip Code)


     Issuer's telephone number                          (604) 648-2090
       (including area code)

                                          ---

------------------------------------------   -----------------------------------
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

Check whether the registrant filed all documents and reports required to filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes  [ ]     No  [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of October 31, 2006 was 17,102,500.

Transitional Small Business Disclosure Format:

Yes  [ ]     No  [X]


--------------------------------------------------------------------------------

                               SYNTEC BIOFUEL INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

        Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .   5

        Statements of Operations. . . . . . . . . . . . . . . . . . . .   6

        Statements of Cash Flow . . . . . . . . . . . . . . . . . . . .   7

        Statements of Stockholders' Deficit . . . . . . . . . . . . . .   9

        Notes to the Financial Statements . . . . . . . . . . . . . . .  10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .  16

ITEM 3.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .  17

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  18

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  18

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .  18

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .  18

ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .  18

--------------------------------------------------------------------------------
                                                                          Page 2

ITEM 1.     FINANCIAL STATEMENTS


                               SYNTEC BIOFUEL INC.
                        (FORMERLY NETCO INVESTMENTS INC.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2006

                                   (Unaudited)


--------------------------------------------------------------------------------
                                                                          Page 3

                                         SYNTEC BIOFUEL INC.
                                  (Formerly NetCo Investments Inc.)
                                    (A Development Stage Company)
                                            BALANCE SHEETS


                                                                       September 30,    December 31,
                               ASSETS                                      2006             2005
                               ------                                 ---------------  --------------
                                                                        (Unaudited)
Current
  Cash                                                                $       52,293   $      44,307
  Advances (Note 3)                                                              126               -
                                                                      ---------------  --------------

                                                                              52,419          44,307

Property and equipment, net (Note 4)                                           2,397               -
                                                                      ---------------  --------------

                                                                      $       54,816   $      44,307
                                                                      ===============  ==============

                            LIABILITIES
                            -----------

Current
  Accounts payable and accrued liabilities (Note 5)                   $       17,882   $       5,711
  Notes payable (Note 6)                                                     175,523          17,023
                                                                      ---------------  --------------

                                                                             193,405          22,734
                                                                      ---------------  --------------

                  STOCKHOLDERS' EQUITY (DEFICIT)
                  ------------------------------

Preferred stock:
  Authorized: 20,000,000 with a par value of $0.0001
  Issued and outstanding: None
Common stock: (Note 7)
  Authorized: 100,000,000 with a par value of $0.0001
  Issued and outstanding: 17,102,500 (December 31, 2005:  8,550,000)           1,710             855
Additional paid-in capital                                                   133,227         132,832
Accumulated other comprehensive income (loss)                                 (2,580)            610
Deficit accumulated during the development stage                            (270,946)       (112,724)
                                                                      ---------------  --------------

                                                                            (138,589)         21,573
                                                                      ---------------  --------------

                                                                      $       54,816   $      44,307
                                                                      ===============  ==============

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                                       SYNTEC BIOFUEL INC.
                                                (Formerly NetCo Investments Inc.)
                                                  (A Development Stage Company)
                                                    STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                                                                   March 15,
                                                                                                                     2000
                                              Three months ended                  Nine months ended              (Inception)
                                                 September 30,                       September 30,              to September 30,
                                         2006               2005               2006               2005               2006
                                   -----------------  -----------------  -----------------  -----------------  -----------------
Revenue                            $              -   $              -   $              -   $              -   $              -
                                   -----------------  -----------------  -----------------  -----------------  -----------------

Expenses
  Consulting (Note 4)                        16,572              4,059             45,254             11,246             59,154
  Depreciation                                    -                  -                423                  -                423
  Filing fees                                 2,032                265             11,132              5,715             23,478
  Interest expense                           (3,709)               330              2,463                962              5,486
  Management fee (Note 4)                    15,838              2,563             21,367              5,043             29,138
  Marketing                                   2,344                  -             28,648              1,239             29,887
  Office and miscellaneous                   11,897             (1,999)            13,719               (529)            16,768
  Professional fees                           6,831              4,734             35,116             11,529             76,597
  Rights and licenses costs                       -                  -                100                 89             25,015
  Website maintenance fee                         -                  -                  -              5,000              5,000
                                   -----------------  -----------------  -----------------  -----------------  -----------------

Net loss                           $        (51,805)  $         (6,789)  $       (158,222)  $        (40,294)  $       (270,946)
                                   =================  =================  =================  =================  =================


Basic and diluted loss per share   $              -   $              -   $              -   $              -
                                   =================  =================  =================  =================

Weighted average shares
outstanding - basic and diluted          10,273,397          8,550,000         17,102,500          8,549,777
                                   =================  =================  =================  =================

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                           SYNTEC BIOFUEL INC.
                                    (Formerly NetCo Investments Inc.)
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                           March 15,
                                                                                              2000
                                                           Nine months ended              (Inception)
                                                              September 30,             to September 30,
                                                          2006             2005               2006
                                                     ---------------  ---------------  ------------------
Cash flows from operating activities
  Net loss                                           $     (158,222)  $      (40,294)  $        (270,946)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                423                -                 423
    Legal and organizational expenses                             -                -               8,000
    Rights and licenses costs                                     -                -              24,751
    Write-down of website                                         -                -               5,000
  Changes in operating assets and liabilities:
    Advances                                                   (126)                                (126)
    Accounts payable and accrued liabilities                 12,171            2,072              17,882
                                                     ---------------  ---------------  ------------------

Net cash used in operating activities                      (145,754)         (38,222)           (215,016)
                                                     ---------------  ---------------  ------------------

Cash flows from investing activities
  Due from related party                                          -          (14,892)                  -
  Purchase of equipment                                      (2,820)               -              (2,820)
  Rights and licenses                                             -                -                  (1)
  Website cost                                                    -                -              (5,000)
                                                     ---------------  ---------------  ------------------

Net cash used in investing activities                        (2,820)         (14,892)             (7,821)
                                                     ---------------  ---------------  ------------------

Cash flows from financing activities
  Increase (decrease) in share capital                        1,250           (4,987)            101,612
  Proceeds from notes payable                               158,500              962             175,523
  Share subscriptions receivable                                  -              575                 575
                                                     ---------------  ---------------  ------------------

Net cash provided by (used in) financing activities         159,750           (3,450)            277,710
                                                     ---------------  ---------------  ------------------

Effect of exchange rates on cash                             (3,190)               -              (2,580)
                                                     ---------------  ---------------  ------------------

Net increase (decrease) in cash                               7,986          (56,564)             52,293

Cash, beginning of period                                    44,307          111,171                   -
                                                     ---------------  ---------------  ------------------

Cash, end of period                                  $       52,293   $       54,607   $          52,293
                                                     ===============  ===============  ==================

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                          SYNTEC BIOFUEL INC.
                                   (Formerly NetCo Investments Inc.)
                                     (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS (continued)
                                             (Unaudited)

                                                                                         March 15,
                                                                                           2000
                                                            Nine months ended          (Inception)
                                                              September 30,          to September 30,
                                                          2006           2005              2006
                                                      -------------  -------------  ------------------
Supplemental cash flow information and non-cash
  investing and financing activities:

  800,000 common shares issued to a company
  controlled by the sole director at a fair value of
  $0.01 per share for legal and organizational
  expenses                                            $           -  $           -  $           8,000

  3,500,000 common shares issued at fair value of
  $0.01 per share for the acquisition of a license
  from a company controlled by the sole director                  -              -             35,000

  Less:  dividend deemed paid                                     -              -            (10,250)

  23,000 common shares issued at fair value of
  $0.025 per share pursuant to a Form SB-2
  Registration Statement for share subscriptions
  receivable                                                      -              -                575
                                                      -------------  -------------  ------------------

                                                      $           -  $           -  $          33,325
                                                      =============  =============  ==================

Cash paid for:

  Interest                                            $           -  $           -  $               -
                                                      =============  =============  ==================

  Income taxes                                        $           -  $           -  $               -
                                                      =============  =============  ==================

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                          SYNTEC BIOFUEL INC.
                                   (Formerly NetCo Investments Inc.)
                                     (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          September 30, 2006

                                                                                 Deficit
                                                                Accumulated    Accumulated
                                                   Additional      Other        During the
                                   Common Stock     Paid-in    Comprehensive   Development
                                 Number    Amount   Capital    Income (Loss)      Stage        Total
                               ----------  ------  ----------  --------------  ------------  ---------
Balance, December 31, 2005     17,100,000   1,710     131,977            610      (112,724)    21,573

Stock issued as a private           2,500       -       1,250              -             -      1,250
placement at a fair value of
1.00 per share
Unrealized gain on                      -       -           -         (3,190)            -     (3,190)
translation
Net loss for the period                 -       -           -              -      (158,222)  (158,222)
                               ----------  ------  ----------  --------------  ------------  ---------

Balance, September 31, 2006    17,102,500   1,710     133,227         (2,580)     (270,946)  (138,589)
                               ==========  ======  ==========  ==============  ============  =========

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                               SYNTEC BIOFUEL INC.
                        (Formerly NetCo Investments Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                  (Unaudited)

Note 1    Interim Financial Statements
          ----------------------------

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Syntec Biofuel Inc. (the "Company") financial position, results of operations and cash flows for the periods shown. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006.

Note 2    Nature and Continuance of Operations
          ------------------------------------

          The Company was incorporated in the State of Washington on March 15, 2000. On April 7, 2006, the Company entered into a Purchase and Assignment Agreement (the "Purchase Agreement") with Syntec Biofuel Inc. ("Syntec Canada"), a Canadian Company located in Burnaby, British Columbia, Canada, to acquire all its assets including the intellectual property relating to the development of a catalyst that would convert Biomass into Ethanol (an additive to gasoline). The Company subsequently changed its name to Syntec Biofuel Inc. on July 27, 2006. Shareholders of the Company ratified, at their Annual General Meeting on July 13, 2006, the Purchase Agreement dated April 7, 2006, as amended on May 30, 2006, June 21, 2006 and July 12, 2006, between the Company and Syntec Canada. The Purchase Agreement was subject to the Company raising a minimum of $500,000 prior to September 12, 2006 or the ownership of assets would be assigned back to Syntec Canada. On September 14, 2006, the Company was unable to raise the required minimum amount of capital and the deal with Syntec Canada collapsed.

          The Company is in the development stage and intends to continue attempting to sell and market via the internet and commissioned sales agents, high-quality vitamins and homeopathic supplements with pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats ("Pets") under the 'VitaBeast Foods' label.

          These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $270,946 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives.


--------------------------------------------------------------------------------
                                                                          Page 9

SYNTEC BIOFUEL Inc.
(Formerly NetCo Investments Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 (Unaudited)
                    ----------

Note 3    Advances
          ---------

          The Company made short-term advances to Syntec Canada for research and development of the Syntec Catalyst. Subsequent to September 30, 2006, Syntec Canada filed for bankruptcy protection and the Company wrote off all remaining balance owing as management did not believe a recovery of such advances was likely.

Note 4    Property and Equipment
          ----------------------

          Property and equipment consisted of the following at September 30, 2006:

                            Accumulated
                    Cost   Depreciation    Net
                   ------  -------------  ------
Computer hardware  $2,820  $         423  $2,397
                   ======  =============  ======

          Equipment is recorded at cost. Depreciation is calculated using the declining balance method at an annual rate of 30%.

Note 5    Accounts Payable and Accrued Liabilities
          ----------------------------------------

          The Company incurred the following expenses paid or payable to a director of the Company for services and advances.

                                                                  March 15, 2000
                                       Nine months ended          (Inception) to
                                         September 30,            September 30,
                               ---------------  ---------------  ---------------
                                    2006             2005             2006
                               ---------------  ---------------  ---------------
          Consulting fees      $        18,225  $         4,960  $        32,125
          Management fees               13,702               83           21,473
          Share issuance cost                -            5,313            5,313
          Website cost                       -                -            5,000
                               ---------------  ---------------  ---------------

                               $        31,927  $        10,356  $        63,911
                               ===============  ===============  ===============

          Included in accounts payable and accrued liabilities at September 30, 2006 was $8,959 owed to a director of the Company. These amounts are unsecured, non-interest bearing and have no set terms of repayment.

Note 6    Notes Payable
          -------------

          On August 31, 2006, the Company entered into an assignment agreement with Iris International Holdings Limited ("Iris") whereby the Company assigned to Iris $94,461 of its promissory notes and loans made to Syntec Canada to reduce the debt due by the Company to Iris to $155,539.


--------------------------------------------------------------------------------
                                                                         Page 10

SYNTEC BIOFUEL Inc.
(Formerly NetCo Investments Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 (Unaudited)
                    ----------

Note 6    Notes Payable - (cont'd)
          ------------------------

          Promissory notes owed to Iris International Holdings Limited ("Iris") are as follows:

          a) On May 25, 2006, the Company received a loan of $100,000 from Iris. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on December 31, 2006. Iris has the option to convert the loan into equity at CDN$0.01 per share if the loan is not repaid up on due date. On August 31, 2006, the assignment agreement reduced this loan to $5,539.

          b) On July 26, 2006, the Company received a loan of $65,000 from Iris. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on December 31, 2006. Iris has the option to convert the loan into equity at CDN$0.01 per share if the loan is not repaid up on due date.

          c) On September 28, 2006, the Company received a loan of $85,000 from Iris. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on December 31, 2006. Iris has the option to convert the loan into equity at CDN$0.10 per share if the loan is not repaid up on due date.

          As of September 30, 2006, the Company received loans of $14,000 from Hokley Limited ("Hokley") as follows:

          a) On August 4, 2004, the Company received $4,000 from Hokley. The promissory note is unsecured, bears interest at 8% per annum and carries a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 4, 2007.

          b) On September 24, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum and carries a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on October 24, 2006.

          c) On December 23, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum and carries a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on October 23, 2006.

          Included in the notes payable is accrued interest of $5,984.

Note 7    Capital Stock
          -------------

          On July 22, 2006, the Company declared a two-for-one forward stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. Effective September 30, 2006, the authorized capital was 100,000,000 common shares with a par value of $0.0001, with 17,102,500 shares issued and outstanding.

          Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these financial statements and notes to financial statements have been restated to reflect the two-for-one forward stock split.


--------------------------------------------------------------------------------
                                                                         Page 11

SYNTEC BIOFUEL Inc.
(Formerly NetCo Investments Inc.)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 (Unaudited)
                    ----------

Note 7    Capital Stock- (cont'd)
          -----------------------

          The Company raised $1,250 (2005: $325) under a private placement by issuing 1,250 (2005: 13,000) post split common shares at $1.00 per share during the period ending September 30, 2006 pursuant to Regulation S under the United States Securities Act of 1933.

Note 8    Subsequent event
          ----------------

          A director of the Company has filed a petition on October 4, 2006 to place Syntec Canada into Bankruptcy as he is representing sixty percent of the total debt to creditors. The petition was granted on October 24, 2006 and D. Manning & Associates Inc. is named as Trustee in Bankruptcy in that Order. The first bankruptcy hearing will held on November 14, 2006 to find a potential purchaser of Syntec Canada. The money received from the sale will be distributed among creditors.


--------------------------------------------------------------------------------
                                                                         Page 12

                               SYNTEC BIOFUEL INC.
                          (A Development Stage Company)

                       QUARTERLY REPORT (SEC FORM 10-QSB)

OVERVIEW

NetCo Investments Inc. changed its name to Syntec Biofuel Inc. (the "Company") on July 27, 2006

Our primary business objective is to market high-quality vitamins, homeopathic supplements and pre-packaged vacuum packed raw foods, in meal sized portions, for domesticated household animals i.e. dogs and cats, via the Internet and commissioned sales agents.

We are doing business as VitaBeast Foods and have started to market these products on-line under the VitaBeast Foods label. We will be applying to trademark the name VitaBeast Foods.

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


--------------------------------------------------------------------------------
                                                                         Page 13

COMPETITION

The electronic commerce industry is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the fresh raw foods, vitamin and supplement products for pets have no clear, dominant leader.

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


NEW DEVELOPMENTS

On April 7, 2006, the Company entered into an Asset Purchase & Assignment Agreement (the "Agreement") with Syntec Biofuel Inc. ("Syntec Canada") a Vancouver based Canadian scientific research company (incorporated in 2001) to acquire all Syntec Canada's assets and liabilities for consideration of the Company issuing 15,700,000 common shares in the capital stock of the Company subject to Rule 144, promulgated under the Securities Act of 1933, as amended. The acquisition is subject to ratification and approval by the shareholders of the Company.


--------------------------------------------------------------------------------
                                                                         Page 14

Syntec Canada has developed a proprietary catalyst that converts Syngas into ethanol. Ethanol is used as a fuel or a fuel additive in gasoline. The overall Syntec Biofuel process consists of a thermo-chemical catalytic synthesis of synthetic gas (Syngas) into ethanol from almost any source of carbon which is found in renewable feedstock such as manure, sewage digester gas, landfill gas, wood waste, agricultural and forest residue, natural gas and coal bed methane. Syngas is a mixture of Carbon Monoxide CO2 and Hydrogen H2 found in natural gas, landfill gas and liquid gas.

The Company has undertaken to raise up to $1,000,000 by way of private placement and is offering a total of 1,000,000 units (the "Units") of its securities for subscription at a price $1.00 per Unit to fund the program. Shareholders of the Company ratified, at their Annual General Meeting on July 13th 2006 , the Purchase Agreement dated April 7, 2006 as amended on May 30, 2006, June 21, 2006 and July 12, 2006 between the Company and Syntec Canada. The Purchase Agreement was subject to the Company raising a minimum of US$500,000 prior to September 12th 2006 or the ownership of assets would be assigned back to Syntec Canada.

On September 14, 2006, the Company was unable to raise the required minimum amount of capital and the deal with Syntec Canada collapsed. The Company loaned Syntec Canada approximately $90,000 to cover operating expenses and is now suing Syntec Canada for re-payment.


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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of September 30, 2006, we had a working capital deficit of $140,986. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include debt


--------------------------------------------------------------------------------
                                                                         Page 15
management and accounting for stock-based compensation. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

The Company had no revenue for the nine months ended September 30, 2006 and 2005. Expenses increased significantly from $40,294 in 2005 as compared to $158,222 in 2006 due to the Agreement with Syntec Canada. In 2006, the Company incurred consultant and management fees of $45,254 as compared to $11,246 in 2005 as additional consultants hired for the new development. The legal and audit fees were $35,116 in 2006 as compared to $11,529 in 2005 for increasing legal consultations of the Agreement. Furthermore, the marketing fees increased from $1,239 in 2005 to $28,648 in 2006 as a new website was constructed and many news releases were issued. The net loss for 2006 was $161,412 as compared to $40,294 in 2005. Our net loss per share remained at $nil for 2006 and 2005.

Three months ended September 30, 2006 ("2006") compared to the three months ended September 30, 2005 ("2005")

The Company had no revenue for the three months ended September 30, 2006 and 2005. Expenses increased significantly from $6,789 in 2005 as compared to $51,805 in 2006 due to the Agreement with Syntec Canada. In 2006, the Company incurred consultant and management fees of $16,572 as compared to 4,059 in 2005 for additional consultants hired. The management fees were $15,838 in 2006 as compared to $2,563 in 2005 for increasing management fees. Furthermore, the office and miscellaneous expenses increased from negative $1,999 in 2005 to $11,897 in 2006 due increasing traveling expenses for business promotions. The net loss for 2006 was $53,098 as compared to $6,789 in 2005. Our net loss per share remained at $nil for 2006 and 2005.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position is $52,293 for the period ending September 30, 2006 and was $44,307 for the period ending December 31, 2005.

Our working capital deficit at September 30, 2006 is $140,986 as compared to a working capital surplus of $21,573 at December 31, 2005.

The Company's ability to continue as a going concern and fund operations through the remainder of 2006 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.


--------------------------------------------------------------------------------
                                                                         Page 16

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
     2.1*       On September 15, 2006, the Company filed 8K regarding termination of the Asset
                Purchase & Assignment Agreement
     31.1       302 Certification for the Chief Executive Officer
     31.2       302 Certification for the Chief Financial Officer
     32.1       906 Certification for the Chief Executive Officer
     32.2       906 Certification for the  Chief Financial Officer

*   previously filed with SEC


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson                        Date: November 14, 2006
Michael Jackson
Director, President/CEO
---------------------------------
/s/ Michael P. Raftery
Michael P. Raftery
Director, Chief Financial Officer          Date: November 14, 2006

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------------
/s/ Michael Jackson                        Date: November 14, 2006
---------------------------------
Michael Jackson
Director, President / CEO
/s/ Michael Raftery                        Date: November 14, 2006
---------------------------------
Michael P. Raftery
Director, Chief Financial Officer


--------------------------------------------------------------------------------
                                                                         Page 17