Form 10QSB/A
period 2006-09-30
SYNTEC BIOFUEL INC
filed 2006-11-21
CIK 1123425

---------------------------
                                                           OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number:       3235-0416
                                                     Expires:     March 31, 2007
                                                     Estimated average burden
                                                     hours per response      182
                                                     ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  SEPTEMBER 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                      ----------------    ----------------


                               SYNTEC BIOFUEL INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           Washington                333-47514               91-2031335
    -----------------------      ------------------     --------------------
(State or other jurisdiction of     (Commission            (IRS Employer
 incorporation or organization)     File Number)        Identification No.)


     Suite 206 - 388 Drake Street                         V6B 6A8
  Vancouver, British Columbia, Canada
 -------------------------------------              -------------------
(Address of principal executive offices)                 (Zip Code)


    Issuer's telephone number                          (604) 648-2090
      (including area code)
                                     ----------

  -------------------------------------      -----------------------------------
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

Yes     [ ]     No     [X]


--------------------------------------------------------------------------------

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

Transitional Small Business Disclosure Format:

Yes     [ ]     No     [X]


EXPLANATORY NOTE:
-----------------
This Quarterly Report on Form 10-QSB/A is being filed as an Amendment to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2006. The original Form 10-QSB was filed inadvertently prior to the Company's managements' final review and approval of the interim financial statements as of and for the nine month ended September 30, 2006.

The changes made to the aforementioned financial statements had no effect on our net financial reporting condition.


--------------------------------------------------------------------------------

                               SYNTEC BIOFUEL INC.
                          (A Development Stage Company)

                                   FORM 10-QSB

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

      Balance Sheets                                                   5

      Statements of Operations                                         6

      Statements of Cash Flow                                          7

      Statements of Stockholders' Deficit                              9

      Notes to the Financial Statements                               10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    16

ITEM 3.  CONTROLS AND PROCEDURES                                      17


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                            18

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          18

ITEM 5.  OTHER INFORMATION                                            18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18


--------------------------------------------------------------------------------

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
                                                                      ===============  ==============

                               LIABILITIES
                               -----------
Current
  Accounts payable and accrued liabilities (Note 5)                   $       17,882   $       5,711
  Notes payable (Note 6)                                                     175,523          17,023
                                                                      ---------------  --------------

                                                                             193,405          22,734
                                                                      ---------------  --------------

                        STOCKHOLDERS' EQUITY (DEFICIT)
                        ------------------------------
Preferred stock:
  Authorized: 20,000,000 with a par value of $0.0001
  Issued and outstanding: None
Common stock: (Note 7)
  Authorized: 100,000,000 with a par value of $0.0001
  Issued and outstanding: 17,102,500 (December 31, 2005: 17,100,000)           1,710           1,710
Additional paid-in capital                                                   133,227         131,977
Accumulated other comprehensive income (loss)                                 (2,580)            610
Deficit accumulated during the development stage                            (270,946)       (112,724)
                                                                      ---------------  --------------

                                                                            (138,589)         21,573
                                                                      ---------------  --------------

                                                                      $       54,816   $      44,307
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

                                             SYNTEC BIOFUEL INC.
                                      (Formerly NetCo Investments Inc.)
                                        (A Development Stage Company)
                                           STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                                               March 15,
                                                                                                 2000
                                       Three months ended          Nine months ended         (Inception)
                                          September 30,              September 30,         to September 30,
                                       2006          2005          2006          2005            2006
                                   ------------  ------------  ------------  ------------  ----------------
Revenue                            $         -   $         -   $         -   $         -   $             -
                                   ------------  ------------  ------------  ------------  ----------------

Expenses
  Consulting (Note 5)                   16,572         4,059        45,254        11,246            59,154
  Depreciation                               -             -           423             -               423
  Filing fees                            2,032           265        11,132         5,715            23,478
  Interest expense                      (3,709)          330         2,463           962             5,486
  Management fee (Note 5)               15,838         2,563        21,367         5,043            29,138
  Marketing                              2,344             -        28,648         1,239            29,887
  Office and miscellaneous              11,897        (1,999)       13,719          (529)           16,768
  Professional fees                      6,831         4,734        35,116        11,529            76,597
  Rights and licenses costs                  -             -           100            89            25,015
  Website maintenance fee                    -             -             -         5,000             5,000
                                   ------------  ------------  ------------  ------------  ----------------

Net loss                           $   (51,805)  $    (9,952)  $  (158,222)  $   (40,294)  $      (270,946)
                                   ============  ============  ============  ============  ================


Basic and diluted loss per share   $         -   $         -   $         -   $         -
                                   ============  ============  ============  ============

Weighted average shares
outstanding - basic and diluted     17,101,236    17,100,000    17,102,500    17,709,554
                                   ============  ============  ============  ============

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

                                       SYNTEC BIOFUEL INC.
                                (Formerly NetCo Investments Inc.)
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                 March 15,
                                                                                    2000
                                                        Nine months ended       (Inception)
                                                          September 30,       to September 30,
                                                        2006        2005            2006
                                                     ----------  -----------  ----------------
Cash flows from operating activities
  Net loss                                           $(158,222)  $  (40,294)  $      (270,946)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                           423            -               423
    Legal and organizational expenses                        -            -             8,000
    Rights and licenses costs                                -            -            24,751
    Write-down of website                                    -            -             5,000
  Changes in non-cash working capital items:
    Accounts payable and accrued liabilities            12,171        2,072            17,882
    Accrued interest on notes payable                    2,961            -             5,984
                                                     ----------  -----------  ----------------

Net cash used in operating activities                 (142,793)     (38,222)         (209,032)
                                                     ----------  -----------  ----------------

Cash flows from investing activities
  Due from related party                                     -      (14,892)                -
  Purchase of equipment                                 (2,820)           -            (2,820)
  Rights and licenses                                        -            -                (1)
  Website cost                                               -            -            (5,000)
                                                     ----------  -----------  ----------------

Net cash used in investing activities                   (2,820)     (14,892)           (7,821)
                                                     ----------  -----------  ----------------

Cash flows from financing activities
  Increase (decrease) in share capital                   1,250       (4,987)          101,612
  Proceeds from notes payable                          155,539          962           169,539
  Share subscriptions receivable                             -          575               575
                                                     ----------  -----------  ----------------

Net cash provided by (used in) financing activities    156,789       (3,450)          271,726
                                                     ----------  -----------  ----------------

Effect of exchange rates on cash                        (3,190)           -            (2,580)
                                                     ----------  -----------  ----------------

Net increase (decrease) in cash                          7,986      (56,564)           52,293

Cash, beginning of period                               44,307      111,171                 -
                                                     ----------  -----------  ----------------

Cash, end of period                                  $  52,293   $   54,607   $        52,293
                                                     ==========  ===========  ================

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

                                         SYNTEC BIOFUEL INC.
                                  (Formerly NetCo Investments Inc.)
                                    (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS (continued)
                                            (Unaudited)

                                                                                       March 15,
                                                                                          2000
                                                            Nine mon   ths ended      (Inception)
                                                             Septem     ber 30,    to September 30,
                                                              2006        2005            2006
                                                            ---------  ----------  ----------------
Supplemental cash flow information and non-cash
  investing and financing activities:
  800,000 common shares issued to a company
  controlled by the sole director at a fair value of $0.01
  per share for legal and organizational
  expenses                                                  $       -  $        -  $         8,000

  3,500,000 common shares issued at fair value of
  $0.01 per share for the acquisition of a license
  from a company controlled by the sole director
                                                                    -           -           35,000

  Less:  dividend deemed paid                                       -           -          (10,250)

  23,000 common shares issued at fair value of
  $0.025 per share pursuant to a Form SB-2
  Registration Statement for share subscriptions
  receivable                                                        -           -              575
                                                            ---------  ----------  ----------------

                                                            $       -  $        -  $        33,325
                                                            =========  ==========  ================

Cash paid for:

  Interest                                                  $       -  $        -  $             -
                                                            =========  ==========  ================

  Income taxes                                              $       -  $        -  $             -
                                                            =========  ==========  ================

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                             SYNTEC BIOFUEL INC.
                                      (Formerly NetCo Investments Inc.)
                                        (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                (Unaudited)

                                                                                      Deficit
                                                                    Accumulated     Accumulated
                                                     Additional        Other        During the
                                   Common Stock        Paid-in     Comprehensive    Development
                                 Number     Amount     Capital     Income (Loss)       Stage        Total
                               ----------  --------  -----------  ---------------  -------------  ----------
Balance, December 31, 2005     17,100,000  $  1,710  $   131,977  $          610   $   (112,724)  $  21,573
Stock issued as a                   2,500         -        1,250               -              -       1,250
  private placement at a fair
  value of $0.50 per share
Foreign currency translation            -         -            -          (3,190)             -      (3,190)
  adjustment
Net loss                                -         -            -               -       (158,222)   (158,222)
                               ----------  --------  -----------  ---------------  -------------  ----------

Balance, September 31, 2006    17,102,500  $  1,710  $   133,227  $       (2,580)  $   (270,946)  $(138,589)
                               ==========  ========  ===========  ===============  =============  ==========

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

                               SYNTEC BIOFUEL INC.
                        (Formerly NetCo Investments Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                     (Unaudited)

Note 1    Basis of Presentation
          ---------------------

          The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006.

Note 2    Nature and Continuance of Operations
          ------------------------------------

          The Company was incorporated in the State of Washington on March 15, 2000. On April 7, 2006, the Company entered into a Purchase and Assignment Agreement (the "Purchase Agreement") with Syntec Biofuel Inc. ("Syntec Canada"), a Canadian Company located in Burnaby, British Columbia, Canada, to acquire all its assets including the intellectual property relating to the development of a catalyst that would convert Biomass into Ethanol (an additive to gasoline). The Purchase Agreement was subject to the Company raising a minimum of $500,000 prior to September 12, 2006 or the ownership of assets would be assigned back to Syntec Canada. On September 12, 2006, the Company was unable to raise the required minimum amount of capital and the pending transaction with Syntec Canada was terminated.

          At the Annual General Meeting on July 13, 2006, the shareholders of the Company ratified the Purchase Agreement and the decision to change the Company's name to Syntec Biofuel Inc. effective July 27, 2006.

          The Company is in the development stage and intends to continue attempting to sell and market via the internet and commissioned sales agents, high-quality vitamins and homeopathic supplements with pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats ("Pets") under the 'VitaBeast Foods' label.


--------------------------------------------------------------------------------

SYNTEC BIOFUEL Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 (Unaudited)
                    ----------

Note 2    Nature and Continuance of Operations (continued)
          ------------------------------------

          These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had a working capital deficit of $141,112 and had not yet achieved profitable operations, accumulating losses of $270,946 since its inception, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available. Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives.

Note 3    Advances
          --------

          The Company made short-term advances to Syntec Canada for research and development purposes. Subsequent to September 30, 2006, Syntec Canada filed for bankruptcy protection and the Company wrote-off the remaining balance owing of $126 as management did not believe a recovery of such advances was likely.

Note 4    Equipment
          ---------

          Equipment consisted of the following at September 30, 2006:

          Computer hardware               $  2,820
          Less: accumulated depreciation      (423)
                                          ---------

                                          $  2,397
                                          =========

          Equipment is recorded at cost. Depreciation is calculated using the declining balance method at an annual rate of 30%.


--------------------------------------------------------------------------------

SYNTEC BIOFUEL Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 (Unaudited)
                    ----------

Note 5    Accounts Payable and AccruedLiabilities
          ---------------------------------------

          The Company incurred the following expenses paid or payable to a director of the Company for services and advances.

                                                      March 15, 2000
                               Nine mon   ths ended   (Inception) to
                                Septem     ber 30,     September 30,
                                 2006        2005          2006
                               ---------  ----------  ---------------
          Consulting fees      $  18,225  $    4,960  $        32,125
          Management fees         13,702          83           21,473
          Share issuance cost          -       5,313            5,313
          Website cost                 -           -            5,000
                               ---------  ----------  ---------------

                               $  31,927  $   10,356  $        63,911
                               =========  ==========  ===============

          Included in accounts payable and accrued liabilities at September 30, 2006 was $8,959 owed to a director of the Company. These amounts are unsecured, non-interest bearing and have no set terms of repayment.

Note 6    Notes Payable
          -------------

          On August 31, 2006, the Company entered into an assignment agreement with Iris International Holdings Limited ("Iris") whereby the Company assigned to Iris $94,461 of its promissory notes and loans made to Syntec Canada to reduce the debt due by the Company to Iris from $250,000 to $155,539.

          Promissory notes owed to Iris International Holdings Limited ("Iris") were as follows:

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

          As of September 30, 2006, the Company received loans totaling $14,000 from Hokley Limited ("Hokley") as follows:

          a)   On August 4, 2004, the Company received $4,000 from Hokley.
               The promissory note is unsecured, bears interest at 8% per annum and carries a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 4, 2007.


--------------------------------------------------------------------------------

SYNTEC BIOFUEL Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 (Unaudited)
                    ----------

Note 6    Notes Payable (continued)
          -------------

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

          Included in the notes payable balance at September 30, 2006 is accrued interest of $5,984.

Note 7    Capital Stock
          -------------

          On August 7, 2006, the Company declared a two-for-one forward stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. Effective August 18, 2006, the authorized capital was 100,000,000 common shares with a par value of $0.0001, with 17,102,500 shares issued and outstanding.

          Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these financial statements and notes to financial statements have been restated to reflect the two-for-one forward stock split.

          The Company raised $1,250 (2005: $325) under a private placement by issuing 2,500 (2005: 13,000) post split common shares at $0.50 per share during the period ending September 30, 2006 pursuant to Regulation S under the United States Securities Act of 1933.

Note 8    Subsequent event
          ----------------

          A director of the Company has filed a petition on October 4, 2006 to place Syntec Canada into bankruptcy as he is the representative of fifty-percent of the debt owed to creditors. The first bankruptcy hearing was held on November 14, 2006 to find a potential purchaser of Syntec Canada.


--------------------------------------------------------------------------------

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

The Company has undertaken to raise up to $1,000,000 by way of private placement and is offering a total of 1,000,000 units (the "Units") of its securities for subscription at a price $1.00 per Unit to fund the program. Shareholders of the Company ratified, at their Annual General Meeting on July 13th 2006, the Purchase Agreement dated April 7, 2006 as amended on May 30, 2006, June 21, 2006 and July 12, 2006 between the Company and Syntec Canada. The Purchase Agreement was subject to the Company raising a minimum of US$500,000 prior to September 12th 2006 or the ownership of assets would be assigned back to Syntec Canada.

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

Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include debt


--------------------------------------------------------------------------------
management and accounting for stock-based compensation. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number  Description
     2.1*       On April 12th 2006, the Company filed 8K regarding acquisition of assets and unregistered sales of equity securities
     2.2*       On September 15, 2006, the Company filed 8K regarding termination of the Asset
                Purchase & Assignment Agreement
     31.1       302 Certification for the Chief Executive Officer
     31.2       302 Certification for the Chief Financial Officer
     32.1       906 Certification for the Chief Executive Officer
     32.2       906 Certification for the  Chief Financial Officer

*   previously filed with SEC


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETCO INVESTMENTS INC.
(Registrant)

/s/ Michael Jackson                     Date: November 17, 2006
Michael Jackson
Director, President/CEO
--------------------------
/s/ Michael P. Raftery
Michael P. Raftery
Director, Chief Financial Officer       Date: November 17, 2006

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------
/s/ Michael Jackson                     Date: November 17, 2006
--------------------------
Michael Jackson
Director, President / CEO
/s/ Michael Raftery                     Date: November 17, 2006
--------------------------
Michael P. Raftery
Director, Chief Financial Officer


--------------------------------------------------------------------------------
                                                                         Page 18