Form 10KSB
period 2006-12-31
SYNTEC BIOFUEL INC
filed 2007-04-02
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                   FORM 10-KSB


       [x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2006

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

       For the transition period from________________ to ________________


                               SYNTEC BIOFUEL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Washington                 333-47514             91-2031335
 (State or other jurisdiction of    (Commission          (IRS Employer
  incorporation or organization)    File Number)       Identification No.)
 -------------------------------    ------------     -----------------------

            Suite 206, 388 Drake Street
        Vancouver, British Columbia, Canada             V6B 6A8
      ----------------------------------------         ----------
      (Address of principal executive offices)         (Zip Code)


          Issuer's telephone number
            (including area code)              (604) 648-2090


  --------------------------------------------      -------------------------
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

Yes  [ ]    No  [X]


Revenues for the year ended December 31, 2006 were $0.00.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2006 was $1,047,960


REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable.


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

January 31, 2007 - 17,102,500 Common Shares


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional  Small  Business  Disclosure  Format  Yes  [X]    No  [ ]

                               SYNTEC BIOFUEL INC.
                                 (THE "COMPANY")

                                   FORM 10-KSB
                                TABLE OF CONTENTS


PART  I

Item 1.   DESCRIPTION OF BUSINESS                                              4

Item 2.   DESCRIPTION OF PROPERTY                                              8

Item 3.   LEGAL PROCEEDINGS                                                    8

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  8


PART II
--------

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             9


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10


Item 7.   FINANCIAL STATEMENTS                                                12


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                            25


Item 8a.  CONTROLS AND PROCEDURES                                             25


Item 8b.  OTHER INFORMATION                                                   25


PART III
--------

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   26


Item 10.  EXECUTIVE COMPENSATION                                              28


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENTAND RELATED STOCKHOLDER MATTERS                           29

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      29


Item 13.  INDEX TO EXHIBITS                                                   30


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              31

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Form 10-KSB under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Syntec Biofuel Inc., a company organized under the laws of Washington the Company, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-KSB.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital.

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


PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL  INFORMATION

The Company was incorporated in the State of Washington on March 15, 2000 under NetCo Investments Inc., for the purpose of marketing vitamins and supplements, via the Internet and commissioned sales agents. The Company subsequently changed its name to Syntec Biofuel Inc. effectively on July 27, 2006 with the principal executive offices located in Vancouver, British Columbia, Canada.

The Company is at development stage and, to date, has commenced commercial operations but has not yet earned any revenues.

BUSINESS  DEVELOPMENT

Our primary business objective is to market high-quality vitamins, homeopathic supplements and pre-packaged vacuum packed raw foods, in meal sized portions, for domesticated household animals i.e. dogs and cats, via the Internet and commissioned sales agents.

We are doing business as VitaBeast Foods ("VitaBeast") and have started to market these products on-line under the VitaBeast Foods label. We will be applying to trademark the name VitaBeast Foods.

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

VitaBeast uses e-commerce advertising such as banner ads on major servers and websites, uses affiliate marketing as well as trying to insure that all major search engines display VitaBeast on their search pages as a choice for healthy pet foods and homeopathic supplements.

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

VitaBeast retained a marketing consultant to provide an initial consultation and preliminary marketing plan for the company. VitaBeast's www.vitabeast.com has been fully functional since June 15, 2004. VitaBeast has been advertising on-line but has not yet been successful in selling products.

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

REGULATORY ENVIRONMENT

There is no government body that regulates foods, vitamins and supplements for pet consumption. There are however a few associations that monitor the industry such as the American Pet Products Manufacturers Association ("APPMA") Management believes that the vision of the American Pet Products Manufacturers Association is to create a society where every household has a pet or that pets are treated in a caring and responsible manner. Management has cut from the APPMA website the following quote "The American Pet Products Manufacturer's Association is the leading not-for-profit trade association serving the interests of American pet product manufacturers and importers. Founded in 1958 with a membership of 17 manufacturers, APPMA's membership has grown to include over 500 pet product manufacturers and importers representing both large corporations and growing business enterprises. APPMA was established to promote, develop and advance pet ownership and the pet product industry". To this end, APPMA:

     - supports industry-related market research, scientific research and educational seminars;

     -    promotes  responsible  pet  ownership  through education and research;

     - works closely with other major organizations dedicated to similar goals to identify and help fund research projects; and

     -    monitors  and  responds  to  legislation  and  regulation.

It is the intention of the Company to become a member of APPMA.

REGULATION OF THE INTERNET

In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws was adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline of our sales.

CURRENT DEVELOPMENTS

On April 7, 2006, the Company entered into an asset purchase and assignment agreement (the "Agreement") with Syntec Biofuel Inc. ("Syntec Canada") a Vancouver-based Canadian scientific research company (incorporated in 2001) to acquire all of Syntec Canada's assets and assume its liabilities. As consideration, the Company would issue 15,700,000 common shares in the capital stock of the Company subject to Rule 144, promulgated under the Securities Act of 1933, as amended. The acquisition was subject to ratification and approval by the shareholders of the Company.

Syntec Canada developed a proprietary catalyst that converts synthetic gas ("Syngas") into ethanol. Ethanol is used as a fuel or a fuel additive in gasoline. Syntec Canada process consists of a thermo-chemical catalytic synthesis of Syngas into ethanol from almost any source of carbon which is found in renewable feedstock such as manure, sewage digester gas, landfill gas, wood waste, agricultural and forest residue, natural gas and coal bed methane. Syngas is a mixture of carbon monoxide and hydrogen found in natural gas, landfill gas and liquid gas.

The Company had undertaken to raise up to $1,000,000 by way of private placement and was offering a total of 1,000,000 units (the "Unit(s)") of its securities for subscription at a price $1.00 per Unit to fund the program. Shareholders of the Company ratified, at their Annual General Meeting on July 13, 2006, the Purchase Agreement dated April 7, 2006 as amended on May 30, 2006, June 21, 2006 and July 12, 2006 between the Company and Syntec Canada. The Purchase Agreement was subject to the Company raising a minimum of $500,000 prior to September 12, 2006 or the deal would collapse and the ownership of assets would be assigned back to Syntec Canada.

By September 12, 2006, the Company was unable to raise the required minimum amount of capital, the proposed transaction with Syntec Canada was not completed and no shares were issued for the proposed acquisition.

The  Company  reduced  their  exposure  to  Iris  International Holdings Limited
("Iris") (a lender) by assigning to Iris a portion of the debt due by Syntec Canada to the Company and reducing the loan from Iris to the Company by a like amount.

ITEM  2.     DESCRIPTION  OF  PROPERTY

At present, in order to reduce overhead expenses, the Company does not maintain a physical office in the United States. Our current administrative facility is made available pursuant to a verbal agreement with one of our director's other companies for office space located at Suite 206, 388 Drake Street, Vancouver, British Columbia, Canada.

ITEM  3.     LEGAL  PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its' business. We are not currently involved in any such litigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006

PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

Under the Securities Act of 1933, we filed our registration statement on Form SB-2 and on July 9, 2004 our request for registration became effective. On January 7, 2005, we completed a private placement for 4,250,000 common shares at $0.025 per share. On the July 13, 2006, the Shareholders of the Company approved a name change to Syntec Biofuel Inc. and approved a forward split of the issued and outstanding shares on a 2:1 basis which resulted in there being 17,102,500 common shares issued and outstanding.

STOCK QUOTATIONS


              QUARTER ENDED      CLOSING PRICE
              -----------------  --------------

              March 31 2005      $         0.01
              -----------------  --------------
              June 30 2005                 0.01
              -----------------  --------------
              September 30 2005            0.01
              -----------------  --------------
              December 31 2005             0.01
              -----------------  --------------
              March 31 2006                0.05
              -----------------  --------------
              June 30 2006                 0.75
              -----------------  --------------
              September 2006               0.50
              -----------------  --------------
              December 2006                0.15
              -----------------  --------------


We  are  trading  on  the OTC Bulletin Board Service under trading symbol: SYBF.

HOLDERS

As of January 31, 2007, we had sixty-nine shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in its common stock.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information related to the securities we sold during the last fiscal years ended December 31 2006, without registration under the Securities Act of 1933, as amended.

NAME  DATE ACQUIRED  NUMBER OF SHARES  AGGREGATE CONSIDERATION
----  -------------  ----------------  -----------------------
NIL   N/A            N/A               N/A
----  -------------  ----------------  -----------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

PLAN  OF  OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Our prior full fiscal years, ending December 31, 2006, 2005 and 2004, are not indicative of our current business plan and operations. During the years ended December 31, 2006, 2005 and 2004, we had no revenue and we remain in the development stages.

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of December 31, 2006, we had a working capital deficit of $171,194. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS  OF  CONTINUING  OPERATIONS

TWELVE  MONTHS ENDED DECEMBER 31, 2006 AND TWELVE MONTHS ENDED DECEMBER 31, 2005

The Company had no revenue for the twelve months ended December 31, 2006 and 2005. Expenses increased significantly from $51,014 in 2005 as compared to $188,431 in 2006 due to the Agreement with Syntec Canada. In 2006, the Company incurred consultant and management fees of $104,301 as compared to $21,671 in 2005 as additional consultants hired for the new development. The legal and audit fees were $31,485 in 2006 as compared to $14,594 in 2005 for increasing legal consultations of the Agreement. Furthermore, the marketing fees increased from $7,771 in 2005 to $43,614 in 2006 as higher management fees were charged. The net loss for 2006 was $191,081 as compared to $51,014 in 2005. Our net loss per share remained at $0.01 for 2006 and nil for 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our cash position is $15,356 as of December 31, 2006 and was $44,307 at December 31, 2005.

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

CRITICAL  ACCOUNTING  POLICIES

The discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management re-evaluates its estimates and judgments on an ongoing basis particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the financial statements.

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include debt management and accounting for stock-based compensation. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

NEW  ACCOUNTING  STANDARDS

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 became effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no impact on the Company's financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's financial statements.

ITEM  7.     FINANCIAL  STATEMENTS











                               SYNTEC BIOFUEL INC.

                        (FORMERLY NETCO INVESTMENTS INC.)
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                December 31, 2006

               DALE MATHESON CARR-HILTON LABONTE LLP LETTERHEAD
                               [GRAPHIC OMITED]




            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Syntec Biofuel Inc. (formerly Netco Investments Inc.)

We have audited the accompanying balance sheet of Syntec Biofuel Inc. (formerly Netco Investments Inc.), a development stage company, as of December 31, 2006 and the statements of operations, stockholders' deficit, and cash flows for the year then ended and the cumulative period from March 15, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2005 and for the period from March 15, 2000 (inception) to December 31, 2005 were audited by other auditors whose report dated March 17, 2006, on those statements included an explanatory paragraph that described the Company's working capital deficiency with no established source of revenue and its dependence on its ability to raise capital from shareholders or other sources to sustain operations, discussed in Note 1 to the financial statements. The financial statements for the period March 15, 2000 (inception) to December 31, 2005 reflect a total net loss of $112,114, of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, these financial statements present fairly, in all material respects, the financial position of Syntec Biofuel Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended and for the period from March 15, 2000 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                          "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           Chartered Accountants

Vancouver, Canada
March 20, 2007




                                [GRAPHIC OMITED]

                               SYNTEC BIOFUEL INC.
                        (Formerly NetCo Investments Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                ASSETS                        December 31,
                                ------                  ----------------------
                                                           2006        2005
                                                        ----------  ----------
Current
 Cash                                                   $  15,356   $  44,307

Equipment, net (Note 3)                                     2,397           -
                                                        ----------  ----------

                                                        $  17,753   $  44,307
                                                        ==========  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current
 Accounts payable and accrued liabilities               $  12,317   $   5,711
 Due to related party (Note 4)                             10,693           -
 Notes payable (Note 5)                                   163,540      17,023
                                                        ----------  ----------

                                                          186,550      22,734
                                                        ----------  ----------

Commitments and Contingencies (Notes 1 and 5)

Preferred stock:
 Authorized: 20,000,000 with a par value of $0.0001
 Issued and outstanding: None                                   -           -
Common stock: (Note 6)
 Authorized: 100,000,000 with a par value of $0.0001
 Issued and outstanding: 17,102,500 (2005: 17,100,000)      1,710       1,710
Additional paid-in capital                                133,227     131,977
Accumulated other comprehensive income                         71         610
Deficit accumulated during the development stage         (303,805)   (112,724)
                                                        ----------  ----------

                                                         (168,797)     21,573
                                                        ----------  ----------

                                                        $  17,753   $  44,307
                                                        ==========  ==========


                             SEE ACCOMPANYING NOTES

                               SYNTEC BIOFUEL INC.
                        (Formerly NetCo Investments Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                             March 15,
                                                                               2000
                                                                             (Date of
                                                     Years ended          Inception) to
                                                     December 31,          December 31,
                                                   2006          2005          2006
                                               ------------  -----------  --------------
Revenue                                        $         -   $        -   $           -
                                               ------------  -----------  --------------

Expenses
 Consulting fees (Note 4)                           60,687       13,900          74,587
 Depreciation                                          423            -             423
 Filing fees                                        12,533        6,519          24,879
 Interest expense                                    3,824        1,320           6,847
 Management fees (Note 4)                           43,614        7,771          51,385
 Marketing                                          25,748            -          25,748
 Office and miscellaneous                           12,667        1,820          16,955
 Professional fees                                  31,485       14,594          72,966
 Rights and licenses costs                             100           90          25,015
 Write-down of website                                   -        5,000           5,000
                                               ------------  -----------  --------------

                                                  (191,081)     (51,014)       (303,805)
                                               ------------  -----------  --------------

Net loss                                       $  (191,081)  $  (51,014)  $    (303,805)
                                               ============  ===========  ==============

Basic and diluted loss per share               $     (0.01)  $        -
                                               ============  ===========

Weighted average shares
 outstanding - basic and diluted                17,101,671   17,099,666
                                               ============  ===========



                             SEE ACCOMPANYING NOTES

                                     SYNTEC BIOFUEL INC.
                              (Formerly NetCo Investments Inc.)
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS


                                                                               March 15,
                                                                                  2000
                                                          Years ended       (Inception) to
                                                          December 31,        December 31,
                                                        2006       2005           2006
                                                     ----------  ---------  ----------------
Cash flows from operating activities
 Net loss                                            $(191,081)  $(51,014)  $      (303,805)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                            423          -               423
   Legal and organizational expenses                         -          -             8,000
   Rights and licenses costs                                 -          -            24,751
   Share subscriptions receivable                            -        575               575
   Write-down of website                                     -      5,000             5,000
 Changes in operating assets and liabilities:
   Accounts payable and accrued liabilities              6,606      1,525            12,317
   Amounts due to (from) related parties                10,693    (14,892)           10,693
   Accrued interest on notes payable                     5,017          -             8,040
                                                     ----------  ---------  ----------------

Net cash used in operating activities                 (168,342)   (58,806)         (234,006)
                                                     ----------  ---------  ----------------

Cash flows from investing activities
 Purchase of equipment                                  (2,820)         -            (2,820)
 Rights and licenses                                         -          -                (1)
 Website cost                                                -     (5,000)           (5,000)
                                                     ----------  ---------  ----------------

Net cash used in investing activities                   (2,820)    (5,000)           (7,821)
                                                     ----------  ---------  ----------------

Cash flows from financing activities
 Increase (decrease) in share capital                    1,250     (4,988)          101,612
 Proceeds from notes payable                           141,500      1,320           155,500
                                                     ----------  ---------  ----------------

Net cash provided by (used in) financing activities    142,750     (3,668)          257,112
                                                     ----------  ---------  ----------------

Effect of exchange rates on cash                          (539)       610                71
                                                     ----------  ---------  ----------------

Net increase (decrease) in cash                        (28,951)   (66,864)           15,356

Cash, beginning of year                                 44,307    111,171                 -
                                                     ----------  ---------  ----------------

Cash, end of year                                    $  15,356   $ 44,307   $        15,356
                                                     ==========  =========  ================


                             SEE ACCOMPANYING NOTES

                                  SYNTEC BIOFUEL INC.
                           (Formerly NetCo Investments Inc.)
                             (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                      (Continued)


                                                                          March 15,
                                                                             2000
                                                                           (Date of
                                                         Years ended      Inception)
                                                         December 31,    December 31,
                                                       2006     2005         2006
                                                      ------  --------  --------------
Cash paid for:

Income taxes                                          $    -  $      -  $           -
                                                      ======  ========  ==============

Interest                                              $    -  $      -  $           -
                                                      ======  ========  ==============


Non-cash Financing Activities
  A total of 800,000 common shares were issued to a
  company controlled by the sole director at a fair
  market value of $0.01 per share for legal and
  organizational expenses paid                        $    -  $      -  $       8,000

  A total of 3,500,000 common shares were issued at
  fair market value of $0.01 per share for the
  acquisition of a license from a company controlled
  by the sole director.                                    -         -         35,000

  Less:  dividend deemed paid                              -         -        (10,250)

  A total of 23,000 common shares were issued at
  fair market value of $0.025 per share pursuant to
  an SB-2 Registration Statement for share
  subscriptions receivable                                 -         -            575
                                                      ------  --------  --------------

                                                      $    -  $      -  $      33,325
                                                      ======  ========  ==============


                             SEE ACCOMPANYING NOTES

                                              SYNTEC BIOFUEL INC.
                                       (Formerly NetCo Investments Inc.)
                                          (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                         Deficit
                                                                       Accumulated     Accumulated
                                                        Additional        Other        During the
                                    Common     Stock     Paid-in      Comprehensive    Development
                                    Number    Amount     Capital      Income (Loss)       Stage        Total
                                  ----------  -------  ------------  ---------------  -------------  ----------
Balance, March 15, 2000                    -  $     -  $         -   $            -   $          -   $       -
Shares issued for legal and
  organizational expenses          1,600,000      160        7,840                -              -       8,000
Shares issued for acquisition of
  license                          7,000,000      700       34,300                -              -      35,000
Dividend deemed paid                       -        -      (10,250)               -              -     (10,250)
Net loss                                   -        -            -                -        (32,750)    (32,750)
                                  ----------  -------  ------------  ---------------  -------------  ----------
Balance, December 31, 2000         8,600,000      860       31,890                -        (32,750)          -
Net loss                                   -        -            -                -           (500)       (500)
                                  ----------  -------  ------------  ---------------  -------------  ----------
Balance, December 31, 2001         8,600,000      860       31,890                -        (33,250)       (500)
Net loss                                   -        -            -                -         (1,857)     (1,857)
                                  ----------  -------  ------------  ---------------  -------------  ----------
Balance, December 31, 2002         8,600,000      860       31,890                -        (35,107)     (2,357)
Net loss                                   -        -            -                -         (6,529)     (6,529)
                                  ----------  -------  ------------  ---------------  -------------  ----------
Balance, December 31, 2003         8,600,000      860       31,890                -        (41,636)     (8,886)
Shares issued for private
  placement                        8,474,000      848      105,077                -              -     105,925
Net loss                                   -        -            -                -        (20,074)    (20,074)
                                  ----------  -------  ------------  ---------------  -------------  ----------
Balance, December 31, 2004        17,074,000    1,708      136,967                -        (61,710)     76,965
Shares issued for private
  placement                           26,000        2          323                -              -         325
Share issuance cost                        -        -       (5,313)               -              -      (5,313)
Foreign currency translation
  adjustment                               -        -            -              610              -         610
Net loss                                   -        -            -                -        (51,014)    (51,014)
                                  ----------  -------  ------------  ---------------  -------------  ----------
Balance, December 31, 2005        17,100,000    1,710      131,977              610       (112,724)     21,573
Stock issued as a
  private placement at a fair
  value of $0.50 per share             2,500        -        1,250                -              -       1,250
Foreign currency translation
  adjustment                               -        -            -             (539)             -        (539)
Net loss                                   -        -            -                -       (188,431)   (188,431)
                                  ----------  -------  ------------  ---------------  -------------  ----------

Balance, December 31, 2006        17,102,500  $ 1,710  $   133,227   $           71   $   (301,155)  $(166,147)
                                  ==========  =======  ============  ===============  =============  ==========

                              SYNTEC BIOFUEL INC.
                       (Formerly NetCo Investments Inc.)
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2006


Note 1    Nature and Continuance of Operations
          ------------------------------------

          Syntec Biofuel Inc. (the "Company") was incorporated in the State of Washington on March 15, 2000. On April 7, 2006, the Company entered into a purchase and assignment agreement (the "Purchase Agreement") with Syntec Biofuel Inc. ("Syntec Canada"), a Canadian company located in Burnaby, British Columbia, Canada, to acquire all its assets including the intellectual property relating to the development of a catalyst that would convert biomass into ethanol (an additive to gasoline). The Purchase Agreement was subject to the Company raising a minimum of $500,000 prior to September 12, 2006 or the ownership of assets would be assigned back to Syntec Canada. On September 12, 2006, the Company was unable to raise the required minimum amount of capital and the pending transaction with Syntec Canada was terminated.

          At the Annual General Meeting on July 13, 2006, the shareholders of the Company ratified the Purchase Agreement and the decision to change the Company's name to Syntec Biofuel Inc. from NetCo
          Investments  Inc.  effective  July  27,  2006.

          The Company is in the development stage and intends to continue its existing business plan of attempting to sell and market via the internet and commissioned sales agents, high-quality vitamins and homeopathic supplements with pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats ("Pets") under the 'VitaBeast Foods' label.

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company has accumulated losses of $301,155 since its inception of development stage, has a working capital deficiency of $166,147 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

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

          The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

SYNTEC BIOFUEL INC.
(Formerly NetCo Investments Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 2    Summary of Significant Accounting Policies (continued)
          ------------------------------------------------------

          Development  Stage
          ------------------

          The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises", as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

          Income Taxes
          ------------

          The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.
          Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          Earnings per Share
          ------------------

          The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

          Foreign Currency Translation
          ----------------------------

          The Company's functional currency is the Canadian dollar; substantially all of the Company's transactions are in Canada. The
          Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC").

          Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Statement of operations accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in comprehensive income whereas gains or losses resulting from transactions in foreign currencies are included in results of operations.

          Financial Instruments
          ---------------------

          The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related parties approximates their fair value due to the short maturity of such instruments. The carrying value of notes payable also approximates their fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

SYNTEC BIOFUEL INC.
(Formerly NetCo Investments Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 2    Summary of Significant Accounting Policies (continued)
          ------------------------------------------

          Equipment
          ---------

          Equipment is recorded at cost. Depreciation is provided using the declining balance method at 30% per year.

          The Company evaluates the recoverability of equipment whenever events or changes in circumstances indicate that carrying amount of the asset may not be recovered. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Management has determined that no permanent impairment has occurred as of December 31, 2006.

          Stock-based  Compensation
          -------------------------

          The Company has not adopted a stock option plan and has not granted any stock options from its inception. Accordingly, no stock-based compensation has been recorded to date.

          New Accounting Standards
          ------------------------

          In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no impact on the Company's financial position and results of operations.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

SYNTEC BIOFUEL INC.
(Formerly NetCo Investments Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 2    Summary of Significant Accounting Policies (continued)
          ------------------------------------------

          New Accounting Standards (continued)
          ------------------------

          In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's financial statements.

          Comparative Figures
          -------------------

          Certain of the comparative figures have been reclassified to conform to the current year's presentation.

Note 3    Equipment
          ---------

          Equipment  consisted  of  the  following  at  December  31,  2006:


          Computer hardware               $2,820
          Less: accumulated depreciation    (423)
                                          -------

                                          $2,397
                                          =======

Note 4    Related Party Transactions
          --------------------------

          During the year ended December 31, 2006, the Company incurred the following expenses charged by directors of the Company.

                                                  March 15, 2000
                                 Years ended     (Inception) to
                                 December 31,      December 31,
                                2006      2005         2006
                               -------  --------  ---------------
          Consulting fees      $11,013  $ 13,900  $        24,913
          Management fees       43,614     7,771           51,385
          Share issuance cost        -     5,313            5,313
          Website cost               -     5,000            5,000
                               -------  --------  ---------------

                               $54,627  $ 31,984  $        86,611
                               =======  ========  ===============

          The amounts owed to a director of the Company at December 31, 2006 are unsecured, non-interest bearing and have no set terms of repayment.

SYNTEC BIOFUEL INC.
(Formerly NetCo Investments Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 5    Notes Payable
          -------------

          On August 31, 2006, the Company entered into an assignment agreement with Iris International Holdings Limited ("Iris") whereby the Company assigned to Iris:

               - $94,461 of its promissory notes and $14,039 of loans made to Syntec Canada to reduce the debt due by the Company to Iris from $250,000 to $141,500.

          Promissory notes owed to Iris were as follows:

          a) On May 25, 2006, the Company received a loan of $100,000 from Iris. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is extended and payable by the Company on June 30, 2007. On August 31, 2006, the assignment agreement reduced this loan to $nil.

          b) On July 26, 2006, the Company received a loan of $65,000 from Iris. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is extended payable by the Company on June 30, 2007. On August 31, 2006, the assignment agreement reduced this loan to $56,500.

          c) On September 28, 2006, the Company received a loan of $85,000 from Iris. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal and accrued interest is extended payable by the Company on June 30, 2007.

          If the Company is not able to repay the outstanding principal balances on these loans upon maturity, Iris has the option to demand payment in common shares of the Company at the market price less a 10% discount which would represent approximately 1,050,000 shares at December 31, 2006.

          As of September 30, 2006, the Company received loans totaling $14,000 from Hokley Limited ("Hokley") as follows:

          a) On August 4, 2004, the Company received $4,000 from Hokley. The promissory note is unsecured, bears interest at 8% per annum and carries a loan fee equal to 10% of the principal balance. Repayment of the principal, accrued interest and loan fee is payable by the Company on August 4, 2007.

          b) On September 24, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum and carries a loan fee equal to 10% of the principal balance. Repayment of the principal, accrued interest and loan fee is payable by the Company on October 24, 2007.

          c) On December 23, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum and carries a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on October 23, 2007.

          Included in the notes payable balance at December 31, 2006 is accrued interest and loan fees of $8,040.

SYNTEC BIOFUEL INC.
(Formerly NetCo Investments Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 6    Capital Stock
          -------------

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

          On May 9, 2006, the Company raised $1,250 (2005: $325) under a private placement by issuing 2,500 (2005: 13,000) post-split common shares at $0.50 per share pursuant to Regulation S under the United States Securities Act of 1933.

Note 7    Income Taxes
          ------------

          No provision for income taxes has been provided in these financial statements due to the net loss for the year. At December 31, 2006, the Company has net operating loss carryforwards, which expire commencing in 2020, totaling approximately $280,000. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

          The following is a summary of the Company's net deferred income tax assets at December 31:

                                              2006       2005
                                            ---------  ---------
          Net operating loss carryforwards  $280,000   $ 89,000
          Statutory tax rate                      34%        34%
          Deferred tax asset                  95,200     30,260
                                            ---------  ---------
          Valuation allowance                (95,200)   (30,260)

                                            $      -   $      -
                                            =========  =========

          The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry. The net increase in the valuation allowance during the year ended December 31, 2006 was $64,940.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 12, 2006, the Company agreed to terminate the services of their accountant, Amisano Hanson. They appointed Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, as their replacement. The decision to change the our certified accountant had nothing to do with the performance of the former accountant's services. Amisano Hanson's report in the 2005 Consolidated Financial Statements did not contain an adverse opinion or disclaimer of opinion, nor were the statements modified as to uncertainty, audit scope, or accounting principles.

We did not have any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Amisano Hanson satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

The Company has given Amisano Hanson authorization to fully respond to the inquiries of the Company's new accountants, Dale Matheson Carr-Hilton LaBonte LLP, concerning the previous consolidated financial statements audited by Amisano Hanson. There were no limitations placed upon Amisano Hanson, whatsoever.

The fiscal year ended December 31, 2006 was audited by Dale Matheson Carr-Hilton LaBonte LLP. The fiscal years ended December 31, 2005, 2004, 2003 and 2002 were audited by Amisano Hanson.

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

Upon our filing due date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

             IDENTIFICATION  OF  DIRECTORS  AND  OFFICERS



               NAME                 AGE  TITLE
               -------------------  ---  ------------------------------------------
               Michael Jackson(1)    66  President, Secretary, Treasurer, Directors
                                         and Chief Executive Officer

               Michael Rafferty(2)   67  Chief Financial Officer and Director

               Cary Martin(3)            Director
               -------------------       ------------------------------------------

               1 Mr. Jackson was elected as officer and director in March 2000.

               2 Mr. Raftery was elected as officer and director in June 2005. He resigned as officer and director in February 2007.

               3 Cary Martin was elected as officer and director in July 2006 and subsequently resigned as in November 2006

BACKGROUND  OF  OFFICERS  AND  DIRECTORS

Michael  Jackson
----------------

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

From July 1999 to September 2001, Mr. Jackson was the chief executive officer and director of Poker.com Inc., a company that traded on the OTC Bulletin Board under the symbol "PKER". The Company changed its name to LegalPlay Entertainment Inc. The Company has subsequently changed its name to Sythenol Inc and now trade on the OTC Bulletin Board under the symbol "STHL".

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

Michael Raftery
---------------

Mr. Raftery has been the president of Hamilton Investments Ltd. since 1984. Over the past 35 years, Mr. Raftery has been director and officer of over 34 public-listed companies, carrying out duties of CEO and CFO. Most of the companies are in mining or mineral exploration.

Mr. Raftery is an experienced chartered accountant; he obtained his professional designation in England and Wales since 1966 and British Columbia since 1969.


FAMILY  RELATIONSHIPS

There are no family relationships amongst our directors or executive officers.

SIGNIFICANT  EMPLOYEES

We do not have any significant employees, other than Michael Jackson, our CEO.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

To the best of the registrant's knowledge, during the past five years, no director, executive officer or control person:

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

ITEM  10.     EXECUTIVE  COMPENSATION

OFFICERS  AND  DIRECTORS

The total directors' fees paid during the year ended December 31, 2006 was $47,867.

INCENTIVE  STOCK  OPTIONS

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.


SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------
                                                         Long Term Compensation
                                                         -----------------------------------
                     Annual Compensation                 Awards                     Payouts
                     ----------------------------------  -----------  -----------  ---------
(a)                   (b)     (c)     (d)       (e)          (f)          (g)         (h)        (i)
-------------------  -----  -------  ------  ----------  -----------  -----------  ---------  ----------
                                               Other                  Securities
                                               Annual    Restricted   Underlying     LTIP     All Other
Name and                    Salary   Bonus    Compen-       Stock      Options/       Pay      Compen-
Principal Position   Year     ($)     ($)    sation ($)    Awards      SARS (#)    outs ($)   sation ($)
-------------------  -----  -------  ------  ----------  -----------  -----------  ---------  ----------
Michael Jackson(1)
                      2003        -       -           -            -            -          -           -
                      2004        -       -           -            -            -          -           -
                      2005        -       -       7,440            -            -          -       1,239
                      2006        -       -       9,920            -            -          -           -
-------------------  -----  -------  ------  ----------  -----------  -----------  ---------  ----------
Michael Raftery(2)
                      2003        -       -           -            -            -          -           -
                      2004        -       -           -            -            -          -           -
                      2005        -       -       6,178            -            -          -           -
                      2006                -      11,013            -            -          -           -
                                                                                           -           -
                                  -       -                        -            -
-------------------  -----  -------  ------  ----------  -----------  -----------  ---------  ----------
Cary Martin(3)        2006                       26,934            -            -          -           -
-------------------  -----  -------  ------  ----------  -----------  -----------  ---------  ----------

1  Mr.  Jackson  was  elected  as  officer  and  director  in  March  2000.
2  Mr.  Raftery  resigned  as  officer  and  director  in  February  2007.
3  Mr.  Martin  resigned  as  officer  and  director  in  November  2006

OPTIONS/SAR GRANTS

We did not issue any options or SARs during the year ended December 31, 2006.

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

REPORT ON REPRICING OF OPTIONS/SAR

We did not re-price any options or SARs during the year ended December 31, 2006.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2006, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of us as a group. The computation is based upon 17,102,500 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

NAME AND ADDRESS                                  NUMBER OF SHARES BENEFICIALLY OWNED  PERCENTAGE OF CLASS
------------------------------------------------  -----------------------------------  --------------------

National Financial Services LLC
200 Liberty St One World Financial Center
New York,  NY  10281                                                        1,516,100                 8.86%
------------------------------------------------  -----------------------------------  --------------------
Ryerson Corporation A.V.V. (1)
c/o 7 Abraham de Veerstraat,
P.O. Box 840, Curacao
Netherlands Antilles                                                        8,600,000                50.29%
------------------------------------------------  -----------------------------------  --------------------
Michael Jackson(1)                                                                  -                    -
------------------------------------------------  -----------------------------------  --------------------
Michael Raftery(2)                                                                  -                    -
------------------------------------------------  -----------------------------------  --------------------
Cary Martin                                                                    36,000                 0.21%
------------------------------------------------  -----------------------------------  --------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP                                36,000                 0.21%
------------------------------------------------  -----------------------------------  --------------------

(1) Michael Jackson is the controlling shareholder of Ryerson Corporation. He is the President, CEO, Secretary, Treasurer and Chair of the Board of Syntec Biofuel Inc.
(2) Michael Raftery was elected as officer and director of NetCo in June 2005. He is the CFO of NetCo. Michael Raftery resigned as officer and direct of Syntec Biofuel Inc in February 2007.
(3) Cary Martin was elected a Director on July 13th 2006. Cary Martin resigned as Director of Syntec Biofuel Inc. on November 30, 2006.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


From January to June 2006, We pay a monthly administrative fee of $83 to Pelican Financial Corporation, of which Mr. Jackson is a director and beneficial owner. From July to December 2006, We pay a monthly administrative fee of $83 to Pelican Financial Corporation for their service of legal preceding with Syntec Canada.

We paid a sales commission of $7,722 in the year of 2005 to Mr. Joshua Jackson, the son of Mr. Jackson. Our policy regarding related transactions requires that any director or officer who has an interest in any transaction to be approved by our Board of Directors disclose the presence and the nature of the interest to the Board of Directors prior to any approval of the transaction by the Board of Directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the Board of Directors to approve the transaction. Our policy regarding compensation for directors and officers is that the Board of Directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K


2.1*     Form 8-K  - Asset  purchase and assignment agreement
2.2*     Form 8-K - Promissory Note
2.3*     Form 8-K - Stock Split
2.4*     Form 8-K - change in date of Stock Split
2.5*     Form 8-K - Acquisition of Assets
2.6*     Form 8-K - Termination of Aquisition of Assets Agreement
31.1     302 Certification for the Chief Executive Officer
32.1     906 Certification for the Chief Executive Officer

* previously filed

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

1.   AUDIT FEES

     The aggregate fees paid for 2006 and 2005 fiscal years for professional services rendered by the principal accountant, Amisano Hanson Chartered Accountants, and the fees from the 2006 fiscal year for the services rendered by Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants , for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and 10-KSB are as follows:

                                                    2006                2005
        Amisano Hanson Chartered Accountants      $ 2,954              $12,518
        DMCL Chartered Accountants                $12,800 (estimated)  $   NIL

2.   AUDIT-RELATED  FEES

     There were no additional aggregate fees billed in each of the last two fiscal years for assurance and related services by neither the accountant, Amisano Hanson Chartered Accountants, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

3.   TAX FEES

     There were no additional aggregate fees billed in each of the last two fiscal years for professional services rendered by neither the accountant, Amisano Hanson Chartered Accountants, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for tax compliance, tax advice and tax planning.

4.   ALL OTHER  FEES

     There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided neither the accountant, Amisano Hanson Chartered Accountants, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants,, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SYNTEC  BIOFUEL  INC.
(Registrant)


/s/  Michael  Jackson                             Date:  March 31, 2007
----------------------------------------------
Michael Jackson
Director, President, CEO, Secretary, Treasurer


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Michael  Jackson                             Date:  March 31, 2007
----------------------------------------------
Michael Jackson
Director, President, CEO, Secretary, Treasurer
----------------------------------------------