Form 10QSB
period 2007-03-31
SYNTEC BIOFUEL INC
filed 2007-05-15
CIK 1123425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   ----------------   -----------------


                                 SYNTEC BIOFUEL INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Washington                333-47514              91-2031335
  --------------------------------     -----------        -------------------
   (State or other jurisdiction        (Commission           (IRS Employer
  of incorporation or organization)    File Number)        Identification No.)


       Suite 206 - 388 Drake Street                         V6B 6A8
   Vancouver, British Columbia, Canada
----------------------------------------          -----------------------------
(Address of principal executive offices)                  (Zip Code)


       Issuer's telephone number
         (including area code)                           (604) 648-2090

                                          -----

----------------------------------------          -----------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 14, 2007 was 17,102,500.

Transitional Small Business Disclosure Format:

Yes [ ]     No    [X]

                               SYNTEC BIOFUEL INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS
       Balance Sheets                                                     5

       Statements of Operations                                           6

       Statements of Cash Flow                                            7

       Statement of Stockholders' Deficit                                 9

       Notes to Financial Statements                                     10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    15

ITEM 3.     CONTROLS AND PROCEDURES                                      17


PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS                                            18

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  18

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                              18

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          18

ITEM 5.     OTHER INFORMATION                                            18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                             18

ITEM 1.     FINANCIAL STATEMENTS




                               SYNTEC BIOFUEL INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 March 31, 2007

                                    Unaudited
                                    ---------

                                      SYNTEC BIOFUEL INC.
                                 (A Development Stage Company)
                                         BALANCE SHEETS


                                  ASSETS                            March 31,     December 31,
                                  ------                               2007           2006
                                                                   (Unaudited)
Current
  Cash                                                             $    18,469   $      15,356
  Advance                                                                1,098               -
  Prepaid                                                                4,300               -
                                                                   ------------  --------------
                                                                        23,867          15,356

Equipment, net (Note 3)                                                  2,217           2,397
                                                                   ------------  --------------

                                                                   $    26,084   $      17,753
                                                                   ============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
  Accounts payable and accrued liabilities                         $    19,763   $      12,317
  Due to related party (Note 4)                                         11,780          10,693
  Notes payable (Note 5)                                               205,610         163,540
                                                                   ------------  --------------

                                                                       237,153         186,550
                                                                   ------------  --------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 5)

Preferred stock:
  Authorized: 20,000,000 with a par value of $0.0001 Issued and
  outstanding: None                                                          -               -
Common stock: (Note 6)
  Authorized: 100,000,000 with a par value of $0.0001 Issued and
  outstanding: 17,102,500 (December 31, 2006: 17,102,500)                1,710           1,710
Additional paid-in capital                                             133,227         133,227
Accumulated other comprehensive income                                      71              71
Deficit accumulated during the development stage                      (346,077)       (303,805)
                                                                   ------------  --------------

                                                                      (211,069)       (168,797)
                                                                   ------------  --------------

                                                                   $    26,084   $      17,753
                                                                   ============  ==============


                             SEE ACCOMPANYING NOTES

                               SYNTEC BIOFUEL INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                    UNAUDITED
                                    ---------


                                                                     March 15,
                                                                       2000
                                                                     (Date of
                                          Three months ended      Inception) to
                                               March 31,             March 31,
                                          2007          2006           2007
                                      ------------  ------------  ---------------
Revenue                               $         -   $         -   $            -
                                      ------------  ------------  ---------------

Expenses
  Consulting fees                           7,950         6,659           82,537
  Depreciation                                180             -              603
  Filing fees                               1,047           469           25,926
  Interest expense                          2,070           276            8,917
  Management fees (Note 4)                 18,600         2,728           69,985
  Marketing                                     -             -           25,748
  Office and miscellaneous                     75            15           17,030
  Professional fees                        12,350         6,575           85,316
  Rights and licenses costs                     -           100           25,015
  Write-down of website                         -             -            5,000
                                      ------------  ------------  ---------------

                                          (42,272)      (16,822)        (346,077)
                                      ------------  ------------  ---------------

Net loss                              $   (42,272)  $   (16,822)  $     (346,077)
                                      ============  ============  ===============

Basic and diluted loss per share      $     (0.00)  $     (0.00)
                                      ============  ============

Weighted average shares outstanding
 - basic and diluted                   17,102,500    17,101,884
                                      ============  ============


                             SEE ACCOMPANYING NOTES

                                    SYNTEC BIOFUEL INC.
                               (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                                         UNAUDITED
                                         ---------


                                                                              March 15,
                                                                                 2000
                                                    Three months ended      (Inception) to
                                                         March 31,            March 31,
                                                    2007         2006            2007
                                                 ----------  ------------  ----------------
Cash flows from operating activities
  Net loss                                       $ (42,272)  $   (16,822)  $      (346,077)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                       180             -               603
    Legal and organizational expenses                    -             -             8,000
    Rights and licenses costs                            -             -            24,751
    Share subscriptions receivable                       -             -               575
    Write-down of website                                -             -             5,000
  Changes in operating assets and liabilities:
    Prepaid expenses                                (5,398)       (5,137)           (5,398)
    Accounts payable and accrued liabilities         7,446         4,678            19,763
    Amounts due to related parties                   1,087             -            11,780
    Accrued interest on notes payable                2,070           276            10,110
                                                 ----------  ------------  ----------------

Net cash used in operating activities              (36,887)      (17,005)         (270,893)
                                                 ----------  ------------  ----------------

Cash flows from investing activities
  Purchase of equipment                                  -             -            (2,820)
  Rights and licenses                                    -             -                (1)
  Website cost                                           -             -            (5,000)
                                                 ----------  ------------  ----------------

Net cash used in investing activities                    -             -            (7,821)
                                                 ----------  ------------  ----------------

Cash flows from financing activities
  Increase in share capital                              -             -           101,612
  Proceeds from notes payable                       40,000             -           195,500
                                                 ----------  ------------  ----------------

Net cash provided by financing activities           40,000             -           297,112
                                                 ----------  ------------  ----------------

Effect of exchange rates on cash                         -            46                71
                                                 ----------  ------------  ----------------

Net increase (decrease) in cash                      3,113       (16,959)           18,469

Cash, beginning of period                           15,356        44,307                 -
                                                 ----------  ------------  ----------------

Cash, end of period                              $  18,469   $    27,348   $        18,469
                                                 ==========  ============  ================


                             SEE ACCOMPANYING NOTES

                                   SYNTEC BIOFUEL INC.
                              (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS (continued)
                                        UNAUDITED
                                        ---------


                                                                              March 15,
                                                                                2000
                                                                              (Date of
                                                      Three months ended      Inception)
                                                           March 31,          March 31,
                                                       2007        2006         2007
                                                     ---------  -----------  -----------
Cash paid for:

  Income taxes                                       $       -  $         -  $         -
                                                     =========  ===========  ===========

  Interest                                           $       -  $         -  $         -
                                                     =========  ===========  ===========

Non-cash Financing Activities
  An aggregate of 4,323,000 common shares issued at
  fair values of $0.01 to $0.025 per share net of a
  deemed dividend of $10,250                         $       -  $         -  $    33,325
                                                     =========  ===========  ===========


                             SEE ACCOMPANYING NOTES

                                             SYNTEC BIOFUEL INC.
                                        (A Development Stage Company)
                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                      Deficit
                                                                    Accumulated     Accumulated
                                                     Additional        Other        During the
                                    Common Stock       Paid-in     Comprehensive    Development
                                  Number    Amount     Capital     Income (Loss)       Stage        Total
                                ----------  -------  -----------  ---------------  -------------  ----------
Balance, December 31, 2005      17,100,000  $ 1,710  $   131,977  $          610   $   (112,724)  $  21,573
Stock issued as a
  private placement at a fair
  value of $0.50 per share           2,500        -        1,250               -              -       1,250
Foreign currency translation
  adjustment                             -        -            -            (539)             -        (539)
Net loss                                 -        -            -               -       (191,081)   (191,081)
                                ----------  -------  -----------  ---------------  -------------  ----------

Balance, December 31, 2006      17,102,500    1,710      133,227              71       (303,805)   (168,797)
Net loss                                 -        -            -               -        (42,272)    (42,272)
                                ----------  -------  -----------  ---------------  -------------  ----------

Balance, March  31, 2007        17,102,500  $ 1,710  $   133,227  $           71   $   (346,077)  $(211,069)
                                ==========  =======  ===========  ===============  =============  ==========
  (Unaudited)


                             SEE ACCOMPANYING NOTES

                               SYNTEC BIOFUEL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007
                                    UNAUDITED
                                    ---------

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

          These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $346,077 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007
(Unaudited)

Note 2    Nature and Continuance of Operations(continued)
          ------------------------------------

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

Note 3    Equipment
          ---------

          Equipment consisted of the following at:

                                           March 31,     December 31,
                                              2007           2006
                                          (Unaudited)
          Computer hardware               $     2,820   $       2,820
          Less: accumulated depreciation         (603)           (423)
                                          ------------  --------------

                                          $     2,217   $       2,397
                                          ============  ==============

Note 4    Related Party Transactions
          --------------------------

          The Company incurred the following expenses charged by directors of the Company:

                                  Three months ended
                                       March 31,
                                  2007        2006
                                ---------  -----------
          Consulting fees       $       -  $     2,654
          Management fees          18,600        2,728
                                ---------  -----------

                                $  18,600  $     5,382
                                =========  ===========

          The amounts owed to a director of the Company at March 31, 2007 are unsecured, non-interest bearing and have no set terms of repayment.

Note 5    Notes Payable
          -------------

          On August 31, 2006, the Company entered into an assignment agreement with Iris International Holdings Limited ("Iris") whereby the Company assigned to Iris:

               - $94,461 of its promissory notes and $14,039 of loans made to Syntec Canada to reduce the debt due by the Company to Iris from $250,000 to $141,500.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007
(Unaudited)


Note 5    Notes Payable (continued)
          -------------

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

          If the Company is not able to repay the outstanding principal balances on these loans upon maturity, Iris has the option to demand payment in common shares of the Company at the market price less a 10% discount which would represent approximately 1,050,000 shares at March 31, 2007.

          As of September 30, 2006, the Company received loans totaling $54,000 from Hokley Limited ("Hokley") as follows:

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

          d) On February 26, 2007, the Company received $40,000 from Hokley. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on February 26, 2007.

          Included in the notes payable balance at March 31, 2007 is accrued interest and loan fees of $10,110.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007
(Unaudited)

Note 6    Capital Stock
          -------------

          On August 7, 2006, the Company declared a two-for-one forward stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. As at March 31, 2007, the authorized capital was 100,000,000 common shares with a par value of $0.0001, with 17,102,500 shares issued and outstanding.

          Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these financial statements and notes to financial statements have been restated to reflect the two-for-one forward stock split.

          On May 9, 2006, the Company raised $1,250 under a private placement by issuing 2,500 post-split common shares at $0.50 per share pursuant to Regulation S under the United States Securities Act of 1933.

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


ITEM  2.  MANAGEMENTS'  DISCUSSION  AND  ANLAYSIS  OR  PLAN  OF  OPERATIONS

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of March 31, 2007, we had a working capital deficit of $213,286. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006:

The  Company  had no revenue for the three months ended March 31, 2007 and 2006.

Expenses increased from $16,822 in 2006 compared to $42,272 in 2007. In 2007, the Company incurred consultant and management fees of $18,600 as compared to $2,728 in 2006 as new consultants were hired to manage our administration functions. Filing fees increased to $1,047 in 2007 as compared to $469 in 2006 as a result of the increased number of requlatory filings. Professional fees increased to $12,350 in 2007 as compared to $6,575 in 2006 primarily from an increase in our audit fees. Furthermore, interest fees increased from $276 in 2006 to $2,070 in 2007 as new loans were incurred to provide working capital.

Our  net  loss  per  share  remained  at  $nil  for  2007  and  2006.


FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $18,469 at March 31, 2007 and was $15,356 at December 31, 2006.

Our working capital deficit at March 31, 2007 was $213,286 as compared to 171,194 at December 31, 2006.

The Company's ability to continue as a going concern and fund operations through the remainder of 2007 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

PART  II  -  OTHER  INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                 Description
      2.1*                     On February 12, 2007, the Company filed 8K regarding change of directors
      2.2*                     On February 20, 2007, the Company filed 8K regarding Management and
                               Administrative agreements.
      2.3*                     On March 1, 2007, the Company filed 8K regarding Promissory Note
     31.1                      302 Certification for the Chief Executive Officer
     32.1                      906 Certification for the Chief Executive Officer
*   previously filed with SEC


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETCO INVESTMENTS INC.
(Registrant)

/s/ Michael Jackson
Michael Jackson
Director, President/CEO                      Date: May 14, 2006
-------------------------
In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------
/s/ Michael Jackson                          Date: May 14, 2006
-------------------------
Michael Jackson
Director, President / CEO