Form 10QSB
period 2007-06-30
SYNTEC BIOFUEL INC
filed 2007-08-10
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

SYNTEC BIOFUEL INC.

(Exact name of registrant as specified in its charter)

Washington	333-47514	91-2031335
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206 - 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code)	(604) 648-2090

(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 9, 2007 was 17,102,500.

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-QSB

Item 1.                 FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2007

Unaudited

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2007	2006
	Unaudited
Current Assets
Cash	$3,027	$15,356
Prepaid expenses	7,950	-
	10,977	15,356

Equipment, net (Note 3)	2,037	2,397

	$13,014	$17,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$23,146	$12,317
Due to related party (Note 4)	-	10,693
Notes payable (Note 5)	238,570	163,540

	261,716	186,550

Commitments and Contingencies (Notes 1 and 5)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock:
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 17,102,500 (December 31, 2006: 17,102,500)	1,710	1,710
Additional paid-in capital	133,227	133,227
Accumulated other comprehensive income	379	71
Deficit accumulated during the development stage	(384,018)	(303,805)

	(248,702)	(168,797)

	$13,014	$17,753

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

					March 15,
					2000
					(Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	7,950	22,023	15,900	28,682	90,487
Depreciation	180	423	360	423	783
Filing fees	2,144	8,631	3,191	9,100	28,070
Interest expense	2,959	5,896	5,029	6,172	11,876
Management fees (Note 4)	18,728	2,801	37,328	5,529	88,713
Marketing	1,505	26,304	1,505	26,304	27,253
Office and miscellaneous	787	1,807	862	1,822	18,081
Professional fees	3,688	21,710	16,038	28,285	89,004
Rights and licenses costs	-	-	-	100	24,751
Write-down of website	-	-	-	-	5,000

	(37,941)	(89,595)	(80,213)	(106,417)	(384,018)

Net loss	$(37,941)	$(89,595)	$(80,213)	$(106,417)	$(384,018)

Basic and diluted loss per share	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted	17,102,500	17,102,500	17,102,500	17,101,133

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

			March 15,
			2000
	Six months ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(80,213)	$(106,417)	$(384,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	360	423	783
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(7,950)	(8,710)	(7,950)
Accounts payable and accrued liabilities	10,829	24,108	23,146
Amounts due to related parties	(10,693)	(18,234)	-
Accrued interest on notes payable	5,030	6,248	13,070

Net cash used in operating activities	(82,637)	(102,582)	(316,643)

Cash flows from investing activities
Purchase of equipment	-	(2,820)	(2,820)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash used in investing activities	-	(2,820)	(7,821)

Cash flows from financing activities
Increase in share capital	-	1,250	101,612
Proceeds from notes payable	70,000	100,000	225,500

Net cash provided by financing activities	70,000	101,250	327,112

Effect of exchange rates on cash	308	(1,897)	379

Net increase (decrease) in cash	(12,329)	(6,049)	3,027

Cash, beginning of period	15,356	44,307	-

Cash, end of period	$3,027	$38,258	$3,027

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS (continued)
Unaudited

			March 15,
			2000
			(Date of
	Six months ended		Inception)
	June 30,		June 30,
	2007	2006	2007

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

Non-cash financing activities
An aggregate of 4,323,000 common shares issued at fair values of $0.01 to $0.025 per share net of a deemed dividend of $10,250	$-	$-	$33,325

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Amount	Capital	Income (Loss)	Stage	Total
Balance, December 31, 2005	17,100,000	$1,710	$131,977	$610	$(112,724)	$21,573
Stock issued as a private placement at a fair value of $0.50 per share	2,500	–	1,250	–	–	1,250
Foreign currency translation adjustment	–	–	–	(539)	–	(539)
Net loss	–	–	–	–	(191,081)	(191,081)

Balance, December 31, 2006	17,102,500	1,710	133,227	71	(303,805)	(168,797)
Foreign currency translation adjustment	–	–	–	308	–	308
Net loss	–	–	–	–	(80,213)	(80,213)

Balance, June 30, 2007 (Unaudited)	17,102,500	$1,710	$133,227	$379	$(384,018)	$(248,702)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
Unaudited

Note 1	Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2	Nature and Continuance of Operations

Syntec Biofuel Inc. (the “Company”) was incorporated in the State of Washington on March 15, 2000.  On April 7, 2006, the Company entered into a purchase and assignment agreement (the “Purchase Agreement”) with Syntec Biofuel Inc. ("Syntec Canada"), a Canadian company located in Burnaby, British Columbia, Canada, to acquire all its assets including the intellectual property relating to the development of a catalyst that would convert biomass into ethanol (an additive to gasoline). The Purchase Agreement was subject to the Company raising a minimum of $500,000 prior to September 12, 2006 or the ownership of assets would be assigned back to Syntec Canada. On September 12, 2006, the Company was unable to raise the required minimum amount of capital and the pending transaction with Syntec Canada was terminated.

At the Annual General Meeting on July 13, 2006, the shareholders of the Company ratified the Purchase Agreement and the decision to change the Company’s name to Syntec Biofuel Inc. from NetCo Investments Inc. effective July 27, 2006.

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $384,018 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
Unaudited

Note 2	Nature and Continuance of Operations (continued)

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.  Since inception, the Company has funded operations through common stock issuances and related party loans in order to meet their strategic objectives.

Note 3	Equipment

Equipment consisted of the following at:

	June 30, 2007 (Unaudited)	December 31, 2006

Computer hardware	$2,820	$2,820
Less: accumulated depreciation	(783)	(423)

	$2,037	$2,397

Note 4	Related Party Transactions

The Company incurred the following expenses charged by related companies and the directors of the Company:

	Six months ended
	June 30,
	2007	2006
Consulting fees	$-	$9,439
Management fees	37,328	5,529

	$37,328	$14,968

As at June 30, 2007, the company had $nil (2006 - $8,456) owed to a director of the Company. The amounts owing were unsecured, non-interest bearing and have no set terms of repayment.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
Unaudited

Note 5	Notes Payable

On August 31, 2006, the Company entered into an assignment agreement with Iris International Holdings Limited ("Iris") whereby the Company assigned to Iris:

•	$94,461 of its promissory notes and $14,039 of loans made to Syntec Canada to reduce the debt due by the Company to Iris from $250,000 to $141,500.

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

If the Company is not able to repay the outstanding principal balances on these loans upon maturity, Iris has the option to demand payment in common shares of the Company at the market price less a 10% discount which would represent approximately 1,050,000 shares at June 30, 2007.

As of June 30, 2007, the Company had received loans totaling $84,000 from Hokley Limited (“Hokley”) as follows:

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

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
Unaudited

Note 5	Notes Payable (continued)

d)
On February 26, 2007, the Company received $40,000 from Hokley. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on February 26, 2007.

e)
On May 28, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on February 26, 2007.

Included in the notes payable balance at June 30, 2007 is accrued interest and loan fees of $13,070.

Note 6	Subsequent Event

In July 18, 2007, the Company received an additional $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. The principal and accrued interest is payable by the Company on July 18, 2008.

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

VitaBeast retained a marketing consultant to provide an initial consultation and preliminary marketing plan for the Company. VitaBeast’s www.vitabeast.com, has been fully functional since June 15, 2004. VitaBeast has been advertising on-line but has not yet been successful in selling products.

Competition

The electronic commerce industry is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the fresh raw foods, vitamin and supplement products for pets have no clear, dominant leader.

Our competitors can be divided into several groups including:

•	traditional pet stores which sell packaged dry pet food as well as vitamins, supplements, minerals and alternative health products;

•	traditional veterinary clinics will be a constant competitor to VitaBeast;

•	the online retail initiatives of several traditional pet food, vitamins, supplements, minerals and alternative health products retailers;

•	independent online retailers specializing in pet foods, vitamins and supplements; and

•	mail-order and catalogue retailers of pet food, vitamins, supplements, minerals and alternative health products.

Many of our potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These competitors include multi-store/franchised big box pet product retailers as well as smaller “mom and pop” retail pet stores. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins and loss of market share.

VitaBeast believes that the principal competitive factors in its’ markets are:

▪	Ability to attract and retain customers by offering:
a)	convenience of ordering over the Internet and home delivery; and
b)	high quality fresh frozen raw foods in meal sized portions, high quality low cost vitamins and homeopathic supplements for the sole use of pets.

▪	Salespeople working on a commission basis to sell product directly to the consumer.

▪
Unique Product:  VitaBeast’s products are a healthy alternative to the typical dry and tinned pet foods. It is management’s opinion that pet owners are becoming more aware of the value of feeding their pets healthy fresh raw food product rather than pre-packaged dry foods.

▪	Quality and responsiveness of customer service: By utilizing the VitaBeast website, www.vitabeast.com, customers can order directly and inquire about special vitamin and supplement needs.

With little difficulty, our online competitors can duplicate many of the products or services offered on the VitaBeast web site.

Item 2.	MANAGEMENTS’ DISCUSSION AND ANLAYSIS OR PLAN OF OPERATIONS

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

As the shareholders are aware, we attempted to acquire the assets of Syntec Canada in July 2006 and were unable to consummate a deal as the subject condition of raising $500,000 was not met.

We are currently in discussion with Monitilla Capital Inc. (“Montilla”), a company that acquired the assets from Syntec Canada in November 2006, to purchase the assets including the intellectual property from Montilla in exchange for our common shares. If Montilla agrees to a sale, we will have to raise working capital of $3 million to pursue the development of the catalysts that Montilla has been working on, until commercialization, which is estimated to take another 18 months.

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of June 30, 2007, we had a working capital deficit of $250,739. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

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

RESULTS OF CONTINUING OPERATIONS

Six months ended June 30, 2007 compared to the six months ended June 30, 2006:

The Company had no revenue for the six months ended June 30, 2007 and 2006. The total expenses decreased to $80,213 in 2007 from $106,417 in 2006. In 2007, the Company incurred consultant and management fees of $53,228 as compared to $34,211 in 2006 as new consultants were hired to manage our administration functions. Filing fees decreased to $3,191 in 2007 as compared to $9,100 in 2006 as a result of lesser number of regulatory filings. Professional fees decreased to $16,038 in 2007 as compared to $28,285 in 2006 primarily from decreases in our legal fees. Our net loss per share remained at $nil for 2007 and 2006.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $3,027 at June 30, 2007 and was $15,356 at December 31, 2006.

Our working capital deficit at June 30, 2007 was $250,739 as compared to 171,194 at December 31, 2006.

The Company's ability to continue as a going concern and fund operations through the remainder of 2007 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the ongoing operations of the business. These loans have been secured by way of promissory notes.

Item 3.	CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
2.1*	On May 28, the Company filed 8K regarding Promissory Note
31.1	302 Certification for the Chief Executive Officer
32.1	906 Certification for the Chief Executive Officer
*   previously filed with SEC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson	Date: August 9, 2007
Michael Jackson
Director, President/CEO