Form 10QSB
period 2007-09-30
SYNTEC BIOFUEL INC
filed 2007-11-14
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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
Yes   ☒  No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 13, 2007 was 32,972,629.

Transitional Small Business Disclosure Format:
Yes  ☒        No   ☐

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-QSB

Item 1.                 FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007

Unaudited

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
BALANCE SHEETS

ASSETS	September 30,	December 31,
	2007	2006
	Unaudited
Current Assets
Cash	$30,224	$15,356

Equipment, net (Note 4)	236,858	2,397

Intellectual property (Note 5)	5,100,000	-
Intangible assets (Note 6)	20,000	-

	$5,387,082	$17,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$365,231	$12,317
Due to related party (Note 7)	-	10,693
Notes payable (Note 8)	316,067	163,540

	681,298	186,550

Commitments and Contingencies (Notes 1, 8 and 10)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock:
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 28,102,500 (December 31, 2006: 17,102,500) (Note 9)	2,810	1,710
Additional paid-in capital (Note 9)	5,137,127	133,227
Accumulated other comprehensive income	412	71
Deficit accumulated during the development stage	(434,565)	(303,805)

	4,705,784	(168,797)

	$5,387,082	$17,753

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Nine months ended		March 15, 2000 (Date of Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	7,950	16,572	23,850	45,254	98,437
Depreciation	179	0	539	423	962
Filing fees	1,223	2,032	4,414	11,132	29,293
Interest expense (recovery)	17,498	(3,709)	22,527	2,463	29,374
Management fees (Note 7)	18,900	15,838	56,228	21,367	107,613
Marketing	1,533	2,344	3,038	28,648	28,786
Office and miscellaneous	82	11,897	944	13,719	18,163
Professional fees	3,182	6,831	19,220	35,116	92,186
Rights and licenses costs	-	-	-	100	24,751
Write-down of website	-	-	-	-	5,000

	(50,547)	(51,805)	(130,760)	(158,222)	(434,565)

Net loss	$(50,547)	$(51,805)	$(130,760)	$(158,222)	$(434,565)

Basic and diluted loss per share	$-	$-	$-	$-
Weighted average shares outstanding – basic and diluted	17,344,258	17,101,236	17,183,382	17,102,500

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

			March 15,
			2000
	Nine months ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(130,760)	$(158,222)	$(434,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	539	423	962
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Accrued interest on notes payable	22,527	2,961	30,567
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,914	12,045	15,231
Amounts due to related parties	(10,693)	-	-

Net cash used in operating activities	(115,473)	(142,793)	(349,479)

Cash flows from investing activities
Investment in property and equipment	-	(2,820)	(2,820)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash used in investing activities	-	(2,820)	(7,821)

Cash flows from financing activities
Increase in common stock	-	1,250	101,612
Proceeds from notes payable	130,000	155,539	285,500

Net cash provided by financing activities	130,000	156,789	387,112

Effect of exchange rates on cash	341	(3,190)	412

Net increase in cash	14,868	7,986	30,224

Cash, beginning of period	15,356	44,307	-

Cash, end of period	$30,224	$52,293	$30,224

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS (continued)
Unaudited

			March 15,
			2000
			(Date of
	Nine months ended		Inception)
	September 30,		September 30,
	2007	2006	2007

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

Non-cash financing activities
An aggregate of 4,323,000 common shares issued at fair values of $0.01 to $0.025 per share net of a deemed dividend of $10,250	$-	$-	$33,325
Issued 11,000,000 common shares at $0.4550 for equipment and intellectual property	$5,005,000	$-	$5,005,000
Debt assumed on acquisition of assets	$350,000	$-	$350,000

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Amount	Capital	Income (Loss)	Stage	Total
Balance, December 31, 2005	17,100,000	$1,710	$131,977	$610	$(112,724)	$21,573
Stock issued as a private placement at a fair value of $0.50 per share	2,500	–	1,250	–	–	1,250
Foreign currency translation adjustment	–	–	–	(539)	–	(539)
Net loss	–	–	–	–	(191,081)	(191,081)

Balance, December 31, 2006	17,102,500	1,710	133,227	71	(303,805)	(168,797)
Foreign currency translation adjustment	–	–	–	341	–	341
Stock issued for assumption of assets at fair market value of $0.4550 per share	11,000,000	1,100	5,003,900			5,005,000
Net loss	–	–	–	–	(130,760)	(130,760)

Balance, September 30, 2007 (Unaudited)	28,102,500	$2,810	$5,137,127	$412	$(434,565)	$4,705,784

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
Unaudited

Note 1	Basis of Presentation

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

On September 28, 2007, the Company entered into an asset purchase agreement with Montilla Capital Inc. (“Montilla”) to acquire co-ownership of the intellectual property (including patents) related to a method for producing catalysts and processes for the manufacture of lower aliphatic alcohol (which includes Ethanol) from synthetic gas (“Syngas”) and all of the operational assets to continue the development and commercialization of the process (Note 3).

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give

SYNTEC BIOFUEL INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
Unaudited

Note 2	Nature and Continuance of Operations (continued)

effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $434,565 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

Note 3	Acquisition of assets

The Company issued 11,000,000 common shares to Montilla at a value of $5,005,000 per share in exchange for co-ownership of the intellectual property and 100% of the assets and will assume the liabilities of Montilla, estimated at $350,000.  The Company also agreed to raise a minimum of $500,000 for the continued development of the catalyst (see Note 11). The purchase of the assets was approved by the Board of Directors on the same day.

Proceeds:
11,000,000 common shares at $0.455	$5,005,000
Debt assumed	350,000
Total proceeds	$5,355,000

Assets Acquired
Office equipment	$15,000
Laboratory equipments	220,000
Intangible assets	20,000
Intellectual property	5,100,000
Total assets acquired	$5,355,000

Note 4	Equipment

	Cost	Accumulated Amortization	September 30, 2007 Net	December 30, 2006 Net
			(Unaudited)
Computer equipment	$2,820	$962	$1,858	$2,397
Office equipment	15,000	-	15,000	-
Laboratory equipments	220,000	-	220,000	-

	$237,820	$962	$236,858	$2,397

The equipment acquired on September 28, 2007 had not been put into use. Amortization was not recognized for the acquired equipment for the period ended September 30, 2007.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
Unaudited

Note 5	Intellectual property

On September 28, 2007, the Company acquired co-ownership of the intellectual property, valued at $5,100,000 from Montilla with consideration of common shares at $0.4550 per share. The intellectual property includes the patent application number 11/138077 at the US Patent and Trademark Office of Catalyst Technology of producing and processing catalysts which can generate lower aliphatic alcohol (e.g. Ethanol) from Syngas.  It also includes all existing substitute, divisional, continuation or continuation in-part patent applications of such patent application and all research and development processed from 2001 up until the effective date.

Note 6	Intangible assets

The Company acquired from Montilla on September 28, 2007 the business name of Syntec Biofuel, URL of www.syntecbiofuel.com and the Research &Development agreement. These assets are valued at $20,000 based on the cost of registration and maintenance.

Note 7	Related Party Transactions

The Company incurred the following expenses charged by related companies and the directors of the Company:

	Nine months ended
	September 30,
	2007	2006
Consulting fees	$-	$18,225
Management fees	56,228	21,367

	$56,228	$39,592

As at September 30, 2007, the Company owed $nil (December 31, 2006 - $10,693) to a director of the Company. The amounts owing were unsecured, non-interest bearing and have no set terms of repayment.

Note 8	Notes payable

On August 31, 2006, the Company entered into an assignment agreement with Iris International Holdings Limited ("Iris") whereby the Company assigned to Iris $94,461 of its promissory notes and $14,039 of loans made to Syntec Canada in exchange to reduce the debt due by the Company to Iris from $250,000 to $141,500.

Promissory notes owed to Iris were as follows:

a)
On May 25, 2006, the Company received a loan of $100,000 from Iris. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is extended and payable by the Company on December 31, 2007. On August 31, 2006, the assignment agreement reduced this loan to $nil.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
Unaudited

Note 8	Notes payable (continued)

b)
On July 26, 2006, the Company received a loan of $65,000 from Iris. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is extended payable by the Company on December 31, 2007. On August 31, 2006, the

assignment agreement reduced this loan to $56,500.

c)
On September 28, 2006, the Company received a loan of $85,000 from Iris. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal and accrued interest is extended payable by the Company on December 31, 2007.

Iris extended the due date of these loans from June 30, 2007 until December 31, 2007 with extension fees of 10% of the capital debt. In the event of the Company is unable to repay the outstanding principal balances on these loans upon maturity, Iris has the option to demand payment in common shares of the Company at the market price which would represent approximately 1,050,000 shares at December 31, 2007. Included in the notes payable balance at September 30, 2007 is accrued interest and extension fees of $23,163.

As of September 30, 2007, the Company had received loans totaling $144,000 from Hokley Limited (“Hokley”) as follows:

a)
On August 4, 2004, the Company received $4,000 from Hokley. The promissory note is unsecured, bears interest at 8% per annum and carries a loan fee equal to 10% of the principal balance. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 31, 2007.

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

d)
On February 26, 2007, the Company received $40,000 from Hokley. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on February 26, 2008.

e)
On May 28, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on May 28, 2008.

f)
On July 18, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on July 18, 2008.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
Unaudited

Note 8	Notes payable (continued)

g)
On September 28, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on September 28, 2008.

Included in the notes payable balance at September 30, 2007 is accrued interest and loan fees of $7,404.

Note 9	Common stock

On September 28, 2007, the Company agreed to issue 11,000,000 shares of common stock at $0.4550 per share to Montilla in exchange for co-ownership of the intellectual property and 100% ownership of office and laboratory equipments and intangible assets. The Company also agreed to assume the $350,000 debt in Montilla.

Note 10	Commitments

On September 28, 2007, the Company entered into an assignment of agreement with Montilla for its catalyst development service agreement (the “Service Agreement”) with Syntec Biofuel Research Inc. ('SBRI') on a cost plus 5% basis. All new development and intellectual property will be owned by the Company. The Service Agreement shall be for an initial term of two years commencing on the contract date and automatically renewing for one year unless terminated in writing at least 60 days prior to the end of the term.

Note 11	Subsequent events

Pursuant to the asset purchase agreement with Montilla on September 28, 2007, the Company issued a common shares subscription agreement on October 1, 2007 to offer up to a maximum of 13,000,000 and a minimum total of 2,174,000 common shares at $0.231 per share.

The Company raised a total of $1,125,000 by issuing 4,870,129 shares through the common shares subscription agreement.

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

With little difficulty, our online competitors can duplicate many of the products or services offered on the VitaBeast web site. The Company is finding it extremely difficult to generate sales.

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

On the September 28, 2007, we entered into a new purchase agreement (the '”Agreement”) with Montilla Capital Inc. ('Montilla') to acquire the Assets (including the Laboratory fixtures, fittings and equipment), and Intellectual Property (I.P.) with considerations of 11 million common shares and assumption of $350,000 debt in Montilla. We are subjected to raise minimum of $500,000 and maximum of $3 million by December 31, 2007 or the Agreement will be terminated. We will issue the shares to Montilla but will hold them in Trust until the funds have been raised. The money raised will be used to continue the development of the catalysts that Montilla has been working on and we estimate that it will take approximately 14 months to achieve commercialization.

We also entered into an assignment of agreement with Montilla for its catalyst development service agreement (the “Service Agreement”) with Syntec Biofuel Research Inc. ('SBRI') on a cost plus basis. All new development and I.P. will be owned by us.

On September 28, 2007, Ms. Janet Cheng was appointed as Chief Financial Officer by the Board of Directors.  As CFO, Ms. Cheng oversees the financial department of Syntec Biofuel Inc. and its subsidiaries including, but not limited to, budgeting, tax planning, compliance with SEC financial reporting requirements and analyzing cash flow, cost controls and expenses.  Ms. Cheng receives financial remuneration for this position of $48,000 per annum.

Ms. Cheng is a Certified Public Accountant with a diverse knowledge of corporate finance.   During the past five years she has assisted both private companies and public companies by managing their financial risk and assuring compliance with financial reporting requirements.

On September 28, 2007, Dr. George Kosanovich was appointed as Chief Executive Officer by the Board of Directors.  Mr. Michael Jackson has stepped down as CEO and is acting as President and V.P. Business development.  As CEO, Dr. Kosanovich is responsible for implementing the strategic goals and objectives of the Company and giving direction and leadership towards the achievement of these goals.  Dr. Kosanovich receives financial remuneration for this position of $120,000 per annum.

For the past six years,  Dr. Kosanovich has been working as a consultant to Canadian forestry companies with a special emphasis on developing biomass to biofuels technology and business development.

October 1, 2007, the Company issued common shares subscription agreement to its potential investors. On October 24, 2007, the Company raised $1,125,000 in total by issuing 4,870,129 common shares through the common shares subscription agreement at $0.231 per share. Money raised will be used to continue scientific research on perfecting and patenting catalysts that provide high selectivity to ethanol and higher order alcohols such as Butanol and Isoproponol. The primary goal is to commercially produce catalysts that can cost-effectively be deployed in catalytic reactors within reasonable temperature and pressure operating parameters.

We expect to continue to incur losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of September 30, 2007, we had a working capital deficit of $651,074. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

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

RESULTS OF CONTINUING OPERATIONS

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:

The Company had no revenue for the nine months ended September 30, 2007 and 2006. The total expenses decreased to $130,760 in 2007 from $158,222 in 2006. In 2007, the Company incurred consultant and management fees of $80,078 as compared to $66,621 in 2006 because new consultants were hired in 2007 to manage administration functions. Filing fees decreased to $4,414 in 2007 as compared to $11,132 in 2006 as a result of lesser number of regulatory filings. Professional fees decreased to $19,220 in 2007 from $35,116 in 2006 primarily due to decrease in our legal fees. Interest increased to $22,527 in 2007 as compared to $2,463 in 2006 as more money was borrowed and higher renewal fees. Our net loss per share remained at $nil for 2007 and 2006.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $30,224 at September 30, 2007 and was $15,356 at December 31, 2006.

Our working capital deficit at September 30, 2007 was $651,074 as compared to $171,194 at December 31, 2006.

The Company's ability to continue as a going concern and fund operations through the remainder of 2007 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the ongoing operations of the business. These loans have been secured by way of promissory notes.

Item 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
2.1*	On September 27, the Company filed 8K regarding Promissory Note
31.1	302 Certification for the Chief Executive Officer
31.2	302 Certification for the Chief Financial Officer
32.1	906 Certification for the Chief Executive Officer
32.2	906 Certification for the Chief Financial Officer
*   previously filed with SEC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson	Date: November 14, 2007
Michael Jackson, Director

/s/ Janet cheng	Date: November 14, 2007
Janet Cheng, Director