Form 10KSB
period 2007-12-31
SYNTEC BIOFUEL INC
filed 2008-03-31
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

SYNTEC BIOFUEL INC.

(Exact name of registrant as specified in its charter)

Washington	333-47514	91-2031335
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206, 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code)	(604) 648-2090

(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Revenues for the year ended December 31, 2007 were $0.00.

The aggregate value of the issuer’s common stock held by non-affiliates (assuming that the issuer’s only affiliates are its’ directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2007 was $4,816,437

REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December 31, 2007 - 32,972,629 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format    Yes  ☒    No  ☐

SYNTEC BIOFUEL INC.
(the “Company”)

FORM 10-KSB

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-KSB under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" are within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Syntec Biofuel Inc., a company organized under the laws of Washington the Company, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-KSB.

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

These factors include, among others, the risk factors discussed in the section entitled “risk factors”. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.	Description of Business

General Information

The Company was incorporated in the State of Washington on March 15, 2000 as NetCo Investments Inc., for the purpose of marketing vitamins and supplements, via the Internet and commissioned sales agents. The Company subsequently changed its name to Syntec Biofuel Inc. effectively on July 27, 2006 with the principal executive offices located in Vancouver, British Columbia, Canada.

The Company is at development stage and has not yet earned any revenues.

Business Development

The Companies prior main business was the marketing of high-quality vitamins, homeopathic supplements and pre-packaged vacuum packed raw foods, in meal sized portions, for domesticated household animals i.e. dogs and cats, via the Internet and commissioned sales agents.

The Company was doing business as VitaBeast Foods (“VitaBeast”) and started to market these products on-line under the VitaBeast Foods label.   The product was marketed in Vancouver, Canada in order to facilitate easy delivery of product.

The URL www.vitabeast.com is owned by the Company and customers were to place their orders, via the website, and have their delivery couriered directly to their address. All financial transactions were to be handled by VitaBeast’s Visa and Mastercard merchant account.

The Company operated the business for three years and came to the conclusion that as they had very little success in marketing the product on line due to the substantial number of established pet food providers that use Television advertising, which made it very difficult to compete with, that the business was not economically viable and the Company decided to shut down their VitaBeast operations as at December, 31 2007.

Current Developments

The Company was finding it difficult to operate the VitaBeast business and started to look at other business models that might create greater shareholder value. On April 7, 2006, the Company was introduced to a new business opportunity and entered into an asset purchase and assignment agreement (the “Agreement”) with Syntec Biofuel Inc. ("Syntec Canada") a Vancouver-based Canadian scientific research company (incorporated in 2001) to acquire all of Syntec Canada's assets and assume its liabilities. As consideration, the Company would issue 15,700,000 common shares in the capital stock of the Company subject to Rule 144, promulgated under the Securities Act of 1933, as amended.  The acquisition was subject to ratification and approval by the shareholders of the Company.

Syntec Canada had developed a proprietary catalyst that converts synthetic gas (“Syngas”) into ethanol.  Ethanol is used as a fuel or a fuel additive in gasoline. Syntec Canada process consists of a thermo-chemical catalytic synthesis of Syngas into ethanol from almost any source of carbon which is found in renewable feedstock such as manure, sewage digester gas, landfill gas, wood waste, agricultural and forest residue, natural gas and coal bed methane.  Syngas is a mixture of carbon monoxide and hydrogen found in natural gas, landfill gas and liquid gas.

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

On the September 28, 2007, Mr. Jackson, our Director, was instrumental in again getting the Syntec opportunity back to the Company and  we entered into a new purchase agreement , (the “Agreement”) with Montilla Capital Inc. (“Montilla”) to acquire the Assets (including the Laboratory fixtures, fittings and equipment), and Intellectual Property with consideration of 11 million common shares and assumption of $350,000 debt due to Montilla subject to the Company raising a minimum of $500,000 and maximum of $3 million by December 31, 2007 (or the Agreement would be terminated). Mr. Jackson was a member of the consortium who had acquired the Assets in November, 2006.

We also entered into an assignment of agreement with Montilla for its catalyst development service agreement (the “Service Agreement”) with Syntec Biofuel Research Inc. (“SBRI”) on a cost plus basis. All new development and Intellectual Property will be owned by us.

On October 24, 2007, the Company raised $1,125,000 in total by issuing 4,870,129 common shares through the common shares subscription agreement at $0.231 per share. Money raised will be used to continue scientific research on perfecting and patenting catalysts that provide high selectivity to ethanol and higher order alcohols such as Butanol and Propanol. The primary goal is to commercially produce catalysts that can cost-effectively be deployed in catalytic reactors within reasonable temperature and pressure operating parameters. The Company intends to raise a further $1,875,000 by the 30th April, 2008.

SBRI has been developing new catalysts and the yield that has been achieved by SBRI's laboratory is 90 gallons of alcohol per ton of biomass which makes the process economically viable. SBRI's mandate is to reach a target yield of 113 gpt within the next 4 months.

Principal Products

Syntec’s process (‘Syntec Process’) is a biomass-to-liquid conversion path quite similar to modern day methanol or gas-to-liquid production processes used commercially by companies such as Methanex, Shell, and Sasol. The key differentiating factors are the feedstocks, catalysts and operating parameters.

There are 3 basic steps in the Syntec Process:
i.	production of syngas (CO, H2) either through the gasification of biomass feedstock, or through steam reforming/partial oxidation of biogas or landfill gas,
ii.	conversion of syngas to bio-alcohols over Syntec catalyst in a fixed bed reaction unit,
iii.	separation and purification of bio-alcohols (high purity) to ethanol, methanol, n-propanol and n-butanol.

The Syntec Process has the potential to revolutionize the ethanol industry with higher ethanol yields and lower production costs per ton of feedstock than any other ethanol production path in commercial use today.  Furthermore, it is anticipated that the Syntec Process will enable the conventional ethanol industry to also use these well established chemical processes (via the DOE’s integrated biorefinery program) to obtain production and efficiency metrics beyond what traditional grain based fermentation processes can offer.

Perhaps the most important aspect of the Syntec Process is the ability to convert abundant, low cost waste products into ethanol and bio-alcohols without harming the agricultural land base or competing with consumable food stocks.  Moreover, enough biomass exists and is renewed every year in North America, and other parts of the world, to significantly reduce a country’s dependence on imported oil required for petroleum derived fuels.

The Company plans on selling licenses, joint venture partnerships by using Syntec Process so it can generate revenue from licensing fees, royalty fees, joint venture profit participation, sale of turnkey facilities and commission on the sale of catalysts.

Competitive Analysis

Ethanol is currently produced primarily via fermentation of food crops such as corn or sugar cane. This process is well developed but remains subject to a number of negative externalities, including increase in food costs, using farmland for transport purposes rather than food production, water issues, net energy values and high cost volatility associated with grain feedstock usage.

We do not believe that any ethanol producing method will prevail, to the exclusion of others, as every ethanol producer, whether from biogas, biomass, corn and/or sugar is vital to achieve the mandated ethanol requirements to reduce consumers’ dependence on oil. We do however believe that our process is the best solution as it is less disruptive, has a lower cost, is less destructive to the environment, produces greater green gas reduction and does not require valuable farmland to produce.

Most ethanol produced today uses a dry milling fermentation process of food chain feedstock such as corn, sugar cane, wheat or barley.  Competitive research is currently being undertaken with catalytic synthesis (using various metals, slurry bed reactors or significantly higher pressure), enzymatic fermentation (which uses enzymes to break down bio-waste), dilute acid hydrolysis fermentation and concentrated acid hydrolysis fermentation.

Each of these fermentation methods requires considerable energy and time to produce alcohols, affecting the production volumes and economic viability.  In addition, fermentation technologies are sensitive to feedstock variations.  Slurry bed reactors require higher capital outlays and have higher operating costs than conventional fixed bed reactors.

Low pressure catalytic synthesis has been used for methanol production for many decades, and the Company is focusing on using similar methodology to produce ethanol, methanol and other higher order alcohols such as butanol which has even greater value.  Once optimized, the Company believes that a fundamental shift will occur in the ethanol production industry away from fermentation and toward thermo-chemical processes.

Patents

The Company acquired the patent application regarding “Catalysts and processes for the manufacture of lower aliphatic alcohols from syngas” as part of the Intellectual Property covered by the Agreement with Montilla.

Number of Employees

The Company has 2 Full time Employees other than the Directors.

Reports to Securities Holders

We provide an annual report that includes our audited financial information to our shareholders upon written request. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.	Description of Property

At present, in order to reduce overhead expenses, the Company does not maintain a physical office in the United States. Our current administrative facility is located at Suite 206, 388 Drake Street, Vancouver, British Columbia, Canada.

Item 3.	Legal Proceedings

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its’ business.  We currently are not involved in any such litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 28, 2007, the Company entered into an Agreement with Montilla whereby the Company has agreed to acquire co-ownership of the intellectual property (including patents) related to “a method for producing catalysts and processes for the manufacture of lower aliphatic alcohol (which includes Ethanol) from Syngas” (“I.P”.), all of the operational assets to continue the development and commercialization of the process (“Assets”) and the liabilities estimated at $350,000 for 11,000,000 common shares to be issued by the Company to Montilla and its nominees, at a deemed price of $0.455 per share, giving the I.P. and the Assets a total value of $5,355,000.

The Agreement was approved by written consent of the Company’s stockholders, who collectively own 78.39% of the issued and outstanding shares, on September 14, 2007.  Prior to the acquisition, Syntec Biofuel had 17,102,500 common shares issued and outstanding.

The value of co-ownership was questioned by Syntec’s counsel due to possibility of creating future conflict of interest.  Montilla agreed to transfer 100% of the ownership of the I.P. to the Company and on October 25, 2007, signed an amendment to the Agreement to complete the transfer.

The Information Statement on Schedule 14C has been filed and is currently under review by the SEC.

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

Stock Quotations
Quarter Ended	High Price	Low Price
March 31 2006	0.265	0.250
June 30 2006	0.875	0.505
September 2006	1.400	0.500
December 2006	0.500	0.150
March 31 2007	0.510	0.100
June 30 2007	0.450	0.050
September 2007	0.510	0.050
December 2007	1.100	0.170

We are trading on the OTC Bulletin Board Service under trading symbol: SYBF.

Holders

As of December 31, 2007, we had eighty-three shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that is likely to limit the Company’s ability to pay dividends in its common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth below is information related to the securities we sold during the last fiscal year ended December 31 2007, without registration under the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Recent sales of Unregistered Securities

Date Acquired	Number of Shares	Type of Shares	Exemption
October 17, 2007	432,900	Common	506
October 24, 2007	4,434,229	Common	506
January 28, 2008	5,000	Common	Rule 506 of Regulation D
February 27, 2008	173,160	Common	Regulation S
February 27, 2008	43,290	Common	Regulation S
Total	5,091,579

Item 6.	Management's Discussion and Analysis of Financial Condition and Result of Operations

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

Our prior full fiscal years, ending December 31, 2007, 2006 and 2005, are not indicative of our current business plan and operations. During the years ended December 31, 2007, 2006 and 2005, we had no revenue and we remain in the development stages.

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of December 31, 2007, we had a working capital surplus of $183,082. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Results of Continuing Operations

Twelve Months Ended December 31, 2007 and 2006

The Company had no revenue for the twelve months ended December 31, 2007 and 2006. Expenses increased significantly from $191,081 in 2006 as compared to $452,356 in 2007. In 2007, the Company incurred consultant and management fees of $207,983 as compared to $104,301 in 2006 as additional consultants hired for the new development. The interest fees were $26,618 in 2007 as compared to $3,824 in 2006 for increasing loans for operations. Furthermore, the development and office fees increased from $12,667 in 2006 to $135,338 in 2007 as more office staffs were hired and research and development expenses were charged. The net loss for 2007 was $449,395 as compared to $191,081 in 2006. Our net loss per share are at $0.02 for 2007 and $0.01 for 2006.

Liquidity and Capital Resources

Our cash position is $509,504 as of December 31, 2007 and was $15,356 at December 31, 2006.

Our primary source of funds since incorporation has been through the issue of our common stock, the proceeds of the initial public offering and loans to us by third parties.

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

New Accounting Standards

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) "Business Combinations" ("SFAS No. 141(R)"), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this standard at the beginning of the Company's year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" ("EITF Issue No. 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

Item 7.	Financial Statements

SYNTEC BIOFUEL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Syntec Biofuel Inc.

We have audited the accompanying consolidated balance sheets of Syntec Biofuel Inc., a development stage company, as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the cumulative period from March 15, 2000 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as of December 31, 2005 and for the period from March 15, 2000 (inception) to December 31, 2005 were audited by other auditors whose report dated March 17, 2006 expressed an unqualified opinion on those financial statements, except the report contained an explanatory report in respect to the substantial doubt as to the Company’s ability to continue as a going concern. The financial statements for the period March 15, 2000 (inception) to December 31, 2005 reflect a total net loss of $112,724, of the related cumulative totals.  Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of Syntec Biofuel Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from March 15, 2000 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 17, 2008

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2007	2006

Current
Cash and cash equivalents	$509,504	$15,356
Receivables	6,250	-
Prepaids	31,092	-

	546,846	15,356

Equipment (Note 4)	226,484	2,397
Intellectual property (Note 3)	5,100,000	-
Intangible assets (Note 3)	20,000	-

	$5,893,330	$17,753

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$24,314	$12,317
Due to related party (Note 5)	24,438	10,693
Notes payable (Note 6)	315,012	163,540

	363,764	186,550

Commitments and contingencies (Notes 1, 3 and 6)
Subsequent events (Note 10)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock:
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 32,972,629 (December 31, 2006: 17,102,500) (Note 7)	3,297	1,710
Additional paid-in capital	6,277,410	133,227
Accumulated other comprehensive income	2,059	71
Deficit accumulated during the development stage	(753,200)	(303,805)

	5,529,566	(168,797)

	$5,893,330	$17,753

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			March 15,
			2000
			(Date of
	Year ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Expenses
Consulting fees (Note 5)	132,455	$60,687	$207,042
Depreciation	12,338	423	12,761
Development fees (Note 3)	91,236	-	91,236
Filing fees	6,266	12,533	31,145
Finance charges (Note 6)	10,624	-	10,624
Interest on notes payable	26,618	3,824	33,465
Management fees (Note 5)	75,528	43,614	126,913
Marketing	13,398	25,748	39,146
Office and miscellaneous	44,102	12,667	61,057
Professional fees	39,791	31,485	112,757
Rights and licenses costs	-	100	25,015
Write-down of website	-	-	5,000

Loss from operations	(452,356)	(191,081)	(756,161)
Other income	2,961	-	2,961

Net loss	$(449,395)	$(191,081)	$(753,200)

Basic and diluted loss per common share	$(0.02)	$(0.01)
Weighted average common shares outstanding – basic and diluted	20,894,470	17,101,671

Comprehensive loss
Net loss	$(449,395)	$(191,081)	$(753,200)
Foreign currency translation adjustment	1,988	(539)	2,059
Total comprehensive loss	$(447,407)	$(191,620)	$(751,141)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			March 15,
			2000
	Year ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(449,395)	$(191,081)	$(753,200)
Non-cash items:
Depreciation	12,338	423	12,761
Finance charges	10,624	-	10,624
Accrued interest on notes payable	26,618	5,017	34,660
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Changes in operating assets and liabilities:
Receivables	(6,250)	-	(6,250)
Prepaids	(31,092)	-	(31,092)
Accounts payable and accrued liabilities	11,997	6,606	24,312
Amounts due to related parties	13,745	10,693	24,438

Net cash used in operating activities	(411,415)	(168,342)	(645,421)

Cash flows from investing activities
Investment in property and equipment	(1,425)	(2,820)	(4,245)
Repayment of debt assumed	(350,000)	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash used in investing activities	(351,425)	(2,820)	(359,246)

Cash flows from financing activities
Common stock issued for cash	1,125,000	1,250	1,226,612
Proceeds from notes payable	130,000	141,500	285,500

Net cash provided by financing activities	1,255,000	142,750	1,512,112

Effect of exchange rates on cash	1,988	(539)	2,059

Change in cash and cash equivalents	494,148	(28,951)	509,504

Cash and cash equivalents, beginning	15,356	44,307	-

Cash and cash equivalents, ending	$509,504	$15,356	$509,504

Supplemental cash flow information (Note 9)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total
Balance, March 15, 2000	–	$–	$–	$–	$–	$–
Stock issued for legal and organizational expenses at a fair market value of $0.005 per share	1,600,000	160	7,840	–	–	8,000
Stock issued for acquisition of a license at a fair market value of $0.005 per share	7,000,000	700	34,300	–	–	35,000

Dividend deemed paid	–	–	(10,250)	–	–	(10,250)

Net loss for the period	–	–	–	–	(32,750)	(32,750)

Balance, December 31, 2000	8,600,000	860	31,890	–	(32,750)	–

Net loss for the year	–	–	–	–	(500)	(500)

Balance, December 31, 2001	8,600,000	860	31,890	–	(33,250)	(500)

Net loss for the year	–	–	–	–	(1,857)	(1,857)

Balance, December 31, 2002	8,600,000	860	31,890	–	(35,107)	(2,357)

Net loss for the year	–	–	–	–	(6,529)	(6,529)

Balance, December 31, 2003	8,600,000	860	31,890	–	(41,636)	(8,886)
Stock issued as a private placement at a fair market value of $0.0125 per share	8,474,000	848	105,077	–	–	105,925

Net loss for the year	–	–	–	–	(20,074)	(20,074)

Balance, December 31, 2004	17,074,000	1,708	136,967	–	(61,710)	76,965
Stock issued as a private placement for a fair market value of $0.0125 per share	26,000	2	323	–	–	325

Stock issuance cost	–	–	(5,313)	–	–	(5,313)

Foreign currency translation adjustment	–	–	–	610	–	610

Net loss for the year	–	–	–	–	(51,014)	(51,014)

Balance, December 31, 2005	17,100,000	1,710	131,977	610	(112,724)	21,573

Stock issued as a private placement at a fair value of $0.50 per share	2,500	–	1,250	–	–	1,250

Foreign currency translation adjustment	–	–	–	(539)	–	(539)

Net loss for the year	–	–	–	–	(191,081)	(191,081)

Balance, December 31, 2006	17,102,500	1,710	133,227	71	(303,805)	(168,797)

Foreign currency translation adjustment	–	–	–	1,988	–	1,988

Discount on notes payable	–	–	15,770	–	–	15,770

Stock issued for assumption of assets at fair market value of $0.4550 per share	11,000,000	1,100	5,003,900	–	–	5,005,000

Stock issued as a private placement at a fair value of $0.231 per share	4,870,129	487	1,124,513	–	–	1,125,000

Net loss for the year	–	–	–	–	(449,395)	(449,395)

Balance, December 31, 2007	32,972,629	$3,297	$6,277,410	$2,059	$(753,200)	$5,529,566

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1	Nature and Continuance of Operations

Syntec Biofuel Inc. (the “Company”) was incorporated in the State of Washington on March 15, 2000. The Company is in the development stage and intended on selling and marketing via the internet and commissioned sales agents, high-quality vitamins and homeopathic supplements, pre-packaged vacuum packed frozen foods in meal sized portions for consumption by domesticated household animals, i.e.; dogs and cats under the ‘VitaBeast Foods’ label. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises.”

The Company, on April 7, 2006, entered into a purchase and assignment agreement (the “Purchase Agreement”) with Syntec Biofuel Inc. ("Syntec Canada"), a Canadian company located in Burnaby, British Columbia, Canada, to acquire all of its assets including the intellectual property relating to the development of a catalyst that would convert biomass waste material into ethanol. The Purchase Agreement was subject to the Company raising a minimum of $500,000 prior to September 12, 2006 or the ownership of assets would be assigned back to Syntec Canada. At the Annual General Meeting on July 13, 2006, the shareholders of the Company ratified the Purchase Agreement and the decision to change the Company’s name to Syntec Biofuel Inc. from NetCo Investments Inc. effective July 27, 2006. On September 12, 2006, the Company was unable to raise the required minimum amount of capital and the pending transaction with Syntec Canada was terminated.

On September 28, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Montilla Capital Inc. (“Montilla”), a private company that acquired the assets of Syntec Canada, to acquire co-ownership of certain intellectual property. The intellectual property relates to the development of a method of producing catalysts and processes that converts biomass waste material into ethanol. This agreement closed on October 24, 2007. See Note 3.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $753,200 since its inception. Management intends to generate money from future production of ethanol and raise funds from investors via equity. It is to be expected that the Company may incur further losses in the development of its business, all of which casts reasonable doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2	Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2	Summary of Significant Accounting Policies (cont’d…)

b)	Principles of Consolidation

These consolidated financial statements include the accounts of Syntec Biofuel Inc. and its wholly-owned Canadian subsidiary Syntec Biofuel Technologies Inc. which was incorporated under the laws of British Columbia, Canada on May 17, 2007. All significant inter-company balances and transactions have been eliminated upon consolidation.

c)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of intangibles and long lived assets, expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

d)Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months.

e)	Equipment and Depreciation

Equipment is recorded at cost. Depreciation is provided using the following methods and annual rates:
	Basis	Rate

Computer equipments	Straight-line and declining balance	20% to 30%
Office and laboratory equipments	Straight-line	20%

f)	Intangible Assets

The Company has adopted the provisions of SFAS No. 142, “Goodwill and Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment.  The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2	Summary of Significant Accounting Policies (cont’d…)

g)	Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable at the end of each reporting   period.    Conditions that  would   necessitate   an   impairment   assessment   include a significant decline in the observable market value of an asset, a significant change in the extent of manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

h)	Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency transactions are included in results of operations.

i)	Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended December 31, 2007 and 2006, the only component of comprehensive income was foreign currency translation adjustments.

j)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2	Summary of Significant Accounting Policies (cont’d…)

j)	Income Taxes (cont’d…)

than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended December 31, 2007.

k)	Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  For the years presented, diluted loss per share is equal to basic loss per share as the effect of the computations are anti-dilutive.

l)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, notes payable and due to related parties approximates their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

m)	Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at December 31, 2007 and 2006, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

n)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 2	Summary of Significant Accounting Policies (cont’d…)

n)	Recent Accounting Pronouncements (cont’d…)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2010.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business  combination.   The  guidance  will  become  effective  for  the  fiscal  year  beginning  after

December 15, 2008.  Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s consolidated financial statements upon adoption.

Note 3	Acquisition of assets

Pursuant to the Asset Purchase Agreement, the Company issued 11,000,000 common shares to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, in exchange for co-ownership of certain intellectual property, acquisition of the assets and assumption of the liabilities of Montilla, of $350,000.

This sale was subject to the Company raising a minimum of $500,000 by December 31, 2007 which was completed during the year.

Consideration
11,000,000 common shares at a fair value of $0.455	$5,005,000
Debt assumed	350,000

$5,355,000

Assets Acquired
Office equipment	$15,000
Laboratory equipment	220,000
Intangible assets	20,000
Intellectual property	5,100,000

$5,355,000

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 3	Acquisition of assets (cont’d…)

Intangible assets include the business name of “SyntecBiofuel” and the URL of www.syntecbiofuel.com which the Company acquired from Montilla under the Asset Purchase Agreement.

Concurrent with the Asset Purchase Agreement, the Company entered into a development service agreement (the “Service Agreement”) on September 28, 2007 with Syntec Biofuel Research Inc. (“Syntec Biofuel Research”), a company located in British Columbia, Canada. Syntec Biofuel

Research will provide certain services related to the ongoing research and development of the catalysts acquired under the Asset Purchase Agreement. In exchange, the Company will pay Syntec Biofuel Research on a cost plus 5% basis.

The Service Agreement will be for an initial term of two years commencing September 28, 2007 and automatically renew for one additional year unless terminated in writing at least 60 days prior to the end of the term.   As at December 31, 2007,   the Company paid Syntec Biofuel Research $91,236 for development fees which have been recorded on the statements of operations pursuant to SFAS No. 2, “Accounting for Research and Development Costs.”

Note 4	Equipment

	Cost	Accumulated Amortization	December 31, 2007 Net	December 31, 2006 Net
Computer equipment	$4,245	$1,011	$3,234	$2,397
Office equipment (Note 3)	15,000	750	14,250	-
Laboratory equipment (Note 3)	220,000	11,000	209,000	-

	$239,245	$12,761	$226,484	$2,397

Note 5	Related party transactions

The Company incurred the following expenses charged by related companies and the directors of the Company:

			March 15, 2000
	Years ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007
Consulting fees	$91,425	$11,013	$116,338
Management fees	75,528	43,614	126,913
Share issuance cost	-	-	5,313
Website cost	-	-	5,000

	$166,953	$54,627	$253,564

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 5	Related party transactions (cont’d…)

As at December 31, 2007, an amount of $24,438 (2006 - $10,693) is owing to a director and to an officer of the Company. The amounts owed to a director and an officer of the Company at December 31, 2007 are unsecured, non-interest bearing and have no set terms of repayment. All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

Note 6	Notes payable

On August 31, 2006, the Company entered into an assignment agreement with Iris International Holdings Limited ("Iris"), an unrelated third party, whereby the Company assigned to Iris $94,461 of its promissory notes and $14,039 of loans made to Syntec Canada in exchange to reduce the debt due by the Company to Iris from $250,000 to $141,500. Promissory notes owed to Iris were as follows:

a)
On May 25, 2006, the Company received a loan of $100,000 from Iris. The promissory note was unsecured and bearing interest at 5% per annum. Repayment of the principal and accrued interest was extended and payable by the Company on December 31, 2007. On August 31, 2006, the assignment agreement reduced this loan to $nil.

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

During the current year, Iris extended the due date of these loans from December 31, 2007 until June 30, 2008 with extension fees of 10% of the capital debt. In the event the Company is unable to repay the outstanding principal balances on these loans upon maturity, Iris has the option to demand payment in common shares of the Company at the market price.

Included in the notes payable balance at December 31, 2007 is accrued interest and extension fees of $24,946 (December 31, 2006 - $5,017) relating to loans owing to Iris.

As of December 31, 2007, the Company had received loans totaling $144,000 (December 31, 2006 - $14,000) from Hokley Limited (“Hokley”), an unrelated third party, as follows:

a)
On August 4, 2004, the Company received $4,000 from Hokley. The promissory note is unsecured, bears interest at 8% per annum and carries a loan fee equal to 10% of the principal balance. Repayment of the principal, accrued interest and loan fee is payable by the Company on June 30, 2008.

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 6	Notes payable (cont’d…)

b)
On September 24, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum and carries a loan fee equal to 10% of the principal balance. Repayment of the principal, accrued interest and loan fee is payable by the Company on June 30, 2008.

c)
On December 23, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum and carries a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on June 30, 2008.

d)
On February 26, 2007, the Company received $40,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on August 31, 2008 (Note 10).

e)
On May 28, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on May 28, 2008.

f)
On July 18, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on July 18, 2008.

g)
On September 26, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 10% per annum. Repayment of the principal and accrued interest is payable by the Company on September 26, 2008.

Pursuant to SFAS No. 157, Fair Value Measurements, management has recognized that the interest rate on the notes payable from Hokley (“Notes”) is below fair market value, and has recorded a discount on the funds received from Hokley during 2007 of $15,770. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the notes. During the year, $10,624 (December 31, 2006 - $nil) was accreted to the Notes and expensed as finance charges. The carrying value of the Notes at December 31, 2007 of $138,854 (December 31, 2006 - $14,000) will be accreted to the face value over the term of the Notes.

Included in the notes payable balance at December 31, 2007 is accrued interest and loan fees of $9,712 (December 31, 2006 - $3,023) relating to the loans owing to Hokley.

Note 7	Common stock

On August 7, 2006, the Company declared a two-for-one forward stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. Effective August 18, 2006, the authorized capital was 100,000,000 common with a par value of $0.0001, with 17,102,500 shares issued and outstanding. All common shares issued prior to the effective date of the forward split have been restated in these financial statements to reflect the stock split ratio.

On May 9, 2006, the Company raised $1,250 under a private placement by issuing 2,500 common shares at $0.50 per share.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Note 7	Common stock (cont’d…)

On September 28, 2007, the Company issued 11,000,000 common shares to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, in exchange for co-ownership of certain intellectual property, ownership of the assets and assumption of the liabilities of Montilla (Note 3).

Pursuant to the Asset Purchase Agreement with Montilla (Note 3), the Company entered into a common shares subscription agreement on October 1, 2007 to offer up to a maximum of 13,000,000 and a minimum total of 2,174,000 common shares at $0.231 per share. During the current year, the Company raised a total of $1,125,000 by issuing 4,870,129 common shares.

Note 8	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2007	2006
Net loss before income taxes	$449,395	$191,081
Statutory tax rate	34%	34%
Income tax recovery	152,794	64,968
Non-deductible interest	(3,612)	-
Valuation allowance	(149,182)	(64,968)
	$–	$–

The significant components of deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforwards	$709,000	$280,000
Book value over tax value of intellectual property	(170,000)	–
	539,000	280,000
Statutory tax rate	34%	34%
Deferred tax asset	183,260	95,200
Valuation allowance	(183,260)	(95,200)
	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry. The net increase in the valuation allowance during the year ended December 31, 2007 was $88,060.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 8	Income Taxes (cont’d…)

During the year ended December 31, 2007, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2007 and 2006.  At December 31, 2007, the Company has net operating loss carryforwards, which expire commencing in 2020, totaling approximately $709,000.  The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2007, but believes that the provisions will not limit the availability of losses to offset future income.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 9	Supplemental cash flow information

			March 15,
			2000
			(Date of
	Year ended		Inception)
	December 31,		December 31,
	2007	2006	2007
Cash paid for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

Non-cash investing activity:
A total of 11,00,000 common shares were issued to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, pursuant to the Asset Purchase Agreement (Note 3)	$5,005,000	$-	$5,005,000

Non-cash financing activities:
A total of 1,600,000 common shares were issued to a company controlled by a director at a fair value of $0.005 per share for legal and organizational expenses paid	$-	$-	$8,000

A total of 7,000,000 common shares were issued at fair value of $0.005 per share for the acquisition of a license from a company controlled by a director.	$-	$-	$35,000

Dividend deemed paid	$-	$-	$(10,250)

Note 10	Subsequent events

Subsequent to December 31, 2007:

a)
A loan from Hokley in the amount of $40,000 from was due and payable on February 26, 2008. Hokley agreed to extend the repayment date until August 31, 2008 (Note 6) on the same terms and conditions as set out in the promissory notes in exchange for a penalty charge of 10% of the capital debt.

b)	The Company issued 216,450 common shares at $0.231, pursuant to the subscription agreement dated October 1, 2007 (Note 7), for total proceeds of $50,000.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 12, 2006, the Company agreed to terminate the services of their accountant, Amisano Hanson.   They appointed Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, as their replacement.  The decision to change the certified accountant had nothing to do with the performance of the former accountant’s services.  Amisano Hanson’s report in the 2005 Consolidated Financial Statements did not contain an adverse opinion or disclaimer of opinion, nor were the statements modified as to uncertainty, audit scope, or accounting principles.

We did not have any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Amisano Hanson satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

The Company has given Amisano Hanson authorization to fully respond to the inquiries of the Company’s new accountants, Dale Matheson Carr-Hilton LaBonte LLP, concerning the previous consolidated financial statements audited by Amisano Hanson.  There were no limitations placed upon Amisano Hanson, whatsoever.

The fiscal years ended December 31, 2007 and 2006 were audited by Dale Matheson Carr-Hilton LaBonte LLP.  The fiscal years ended December 31, 2005, 2004, 2003 and 2002 were audited by Amisano Hanson.

Item 8a.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 (a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial close and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors can resulting in oversight in the establishing and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishing and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management ; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the accounting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the accounting department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 8b.	Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Officers

Name	Age	Title
Michael Jackson [1]	67	President, Secretary, Treasurer and Director

George Kosanovich[2]	62	Chief Executive Officer and Director

Janet Cheng[3]	37	Chief Financial Officer and Director

1 Mr. Jackson was elected as officer and director in March 2000.
2 Dr. George Kosanovich was appointed as Chief Executive Officer on September 28, 2007.  He was appointed as a Director on November 19, 2007
3 Janet Cheng was appointed as Chief Financial Officer on September 28, 2007.  She was appointed as a Director on November 8, 2007.

Background of Officers and Directors

Michael Jackson

Mr. Jackson has been a real estate land developer and investment banker since 1978.  Mr. Jackson is currently president of Hillcon Developments Ltd., a position he has held since 1995.  Mr. Jackson’s duties with Hillcon Developments include locating properties, preparing pro forma statements, raising capital, marketing, and dealing with Canadian governmental agencies, architects, and engineers.  In his capacity as president for Hillcon Developments, he has been responsible for raising $50 million for 22 projects with a market value in excess of $150 million.  He also acts as corporate counsel for Hillcon, and prepares all legal documents and negotiates all contracts.

From July 1999 to September 2001, Mr. Jackson was the chief executive officer and director of Poker.com Inc., a company that traded on the OTC Bulletin Board under the symbol “PKER”.  The Company changed its name to LegalPlay Entertainment Inc.  The Company has subsequently changed its name to Sythenol Inc and now trade on the OTC Bulletin Board under the symbol “STHL”.

Mr. Jackson has served as president of Ryerson Corporation A.V.V., a position he has held since January 2000.  Ryerson is an investment company and Mr. Jackson’s duties include overseeing investment strategies.

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

Dr. George Kosanovich

Dr. George Kosanovich was appointed as Chief Executive Officer on September 28, 2007.  He was appointed as a Director on November 19, 2007.  For the past six years he has been working as a consultant to Canadian forestry companies with a special emphasis on developing biomass to biofuels technology and business development.  He was the President and CEO of three different entities including two publicly traded companies (TSE).  In these assignments, he led each of the companies to significant growth and improved earnings.   Before that Dr. Kosanovich spent 23 years with OxyChem in increasingly responsible positions much of which dealt with creating and growing ventures.  He holds a Ph.D. in chemical engineering from SUNY/Buffalo and attended the PMD program at the Harvard Business School.

Janet Cheng

Janet Cheng was appointed as Chief Financial Officer on September 28, 2007 as was appointed as a Director on November 8, 2007.  Ms. Cheng is a Certified Public Accountant with a diverse knowledge of corporate finance.   During the past five years she has assisted both private companies and public companies by managing their financial risk and assuring compliance with financial reporting requirements.

Significant Employees

Tim Meterko, CTO

Mr. Meterko has over 30 years of business development experience with Fortune 500 Companies such as OxyChem, Corning, and (the former) Pennwalt Corporation where he held positions at all these companies, of increasing responsibility in R&D, Engineering, Manufacturing, and Business Development .  Mr. Meterko obtained his Bachelor of Science and Master of Engineering degrees from SUNY/Buffalo, has attended the Executive Training Program of Harvard Business School Club of Buffalo, the AMA Management Course, and The Blanchard Situational Leadership Program, among others.  He was previously named OxyChem’s Inventor of the Year, and holds 2 US patents for new electronic packaging materials.  He also received a Corning citation for development and technology transfer of on-line testing equipment for optical fiber manufacturing.  Mr. Meterko has spent the last 5 years as consultant to a Canadian forestry company focused on the gasification of biomass, and the conversion of syngas to biofuels.

Family Relationships

There are no family relationships amongst our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of the registrant’s knowledge, during the past five years, no director, executive officer or control person:

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

Compliance with Section 16(a) of the Exchange Act

The directors, officers and persons who beneficially owned more than ten percent of our common stock mistakenly filed their reports on Schedule 13d.  The error was realized and the Form 3 documents were filed but not within the specified time frame.

Audit Committee
At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee. The board of directors has determined that our Company is, at present, a development company and has not yet generated or realized any revenues from our business operations.

Item 10.	Executive Compensation

Officers and Directors

The total directors’ fees paid during the year ended December 31, 2007 was $87,808.

Incentive Stock Options

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the “Named Executive Officer”) during the three most recent fiscal years.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Pay outs ($)	All Other Compen- sation ($)
Michael Jackson[1]	2005	-	-	7,440	-	-	-	1,239
	2006	-	-	9,920	-	-	-	-
	2007	-	-	44,528	-	-	-	-
Michael Raftery[2]	2005	-	-	6,178	-	-	-	-
	2006	-	-	11,013	-	-	-	-
Cary Martin[3]	2006	-	-	26,934	-	-	-	-
George Kosanovich[4]	2007	-	-	39,750	-	-	-	-
Janet Cheng[5]	2007	-	-	12,000	-	-	-	-
1 Mr. Jackson was elected as officer and director in March 2000.
2 Mr. Raftery resigned as officer and director in February 2007.
 3 Mr.  Martin resigned as officer and director in November 2006
4 Dr. George Kosanovich was appointed as Chief Executive Officer on September 28, 2007.  He was appointed as a Director on November 19, 2007
5 Janet Cheng was appointed as Chief Financial Officer on September 28, 2007.  She was appointed as a Director on November 8, 2007.

Options/SAR Grants

We did not issue any options or SARs during the year ended December 31, 2007.

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

We did not re-price any options or SARs during the year ended December 31, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2007, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of us as a group. The computation is based upon 32,972,629 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

Name and Address	Number of Shares	Percentage Owned

Ryerson Corporation A.V.V. [1] c/o 7 Abraham de Veerstraat P.O. Box 840, Curacao Netherlands Antilles	9,205,000	27.92%
Iris International Le Montaigne 7 Avenue de Grande-Bretagne MC 98000 Monaco.	5,663,000	17.17%
Wood Energy Resources LLC 8159 Titleist Drive Pineville, LA 71360	4,437,229	13.46%
Montilla Capital Inc. c/o 7 Abraham de Veerstraat P.O. Box 840, Curacao Netherlands Antilles	3,080,000	9.34%
Michael Jackson Director and President	814,000 9,205,000[1]	2.47% 27.92%
All Executive Officers and Directors as a Group	10,019,000	30.39%
1 Michael Jackson is the controlling shareholder of Ryerson Corporation A.V.V. He is the President, Secretary, Treasurer and Chair of the Board of Syntec Biofuel Inc.

Item 12.	Certain Relationships and Related Transactions

From January to December 2007, we pay a monthly administrative fee of $5,000 to Pelican Financial Corporation, of which Mr. Jackson is a director and beneficial owner.

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

Item 13.	Exhibits and Reports on Form 8-K

2.1*	Form 8-K - Feb 12, 2007 Departure of Directors
2.2*	Form 8-K – Feb 20, 2007 Direct Financial Obligation
2.3*	Form 8-K – March 1, 2007 Direct Financial Obligation
2.4*	Form 8-K – May 30, 2007 Direct Financial Obligation
2.5*	Form 8-K – July 24, 2007 Direct Financial Obligation
2.6*	Form 8-K – August 8, 2007 Direct Financial Obligation
2.7*	Form 8-K – September 27, Direct Financial Obligation
2.8*	Form 8-K – October 1, 2007 Acquisition of Assets
2.9*	Form 8-K – October 24, 2007 Completion of Acquisition
2.10*	Form 8-K – November 15, 2007 Election of Director
2.11*	Form 8-K – November 20, 2007 Election of Director
31.1	302 Certification for the Chief Executive Officer
31.2	302 Certification for the Chief Financial Officer
32.1	906 Certification for the Chief Executive Officer
32.2	906 Certification for the Chief Financial Officer
* previously filed

Item 14.	Principal Accountant Fees and Services

1.	Audit Fees
The aggregate fees paid for 2007 fiscal year for professional services rendered by the principal accountant, Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (“DMCL”), and the fees for the 2006 fiscal year for the services rendered by Amisano Hanson Chartered Accountants, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and 10-KSB are as follows:

	2007		2006
DMCL Chartered Accountants	$25,865	(estimated)	$18,020
Amisano Hanson Chartered Accountants	$530		$5,785

2.	Audit-Related Fees
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

SYNTEC BIOFUEL INC.
(Registrant)

/s/ George Kosanovich	Date: March 28, 2008
George Kosanovich Director, CEO,
Date: March 28, 2008
/s/ Janet Cheng
Janet Cheng Director, CFO

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008
/s/ George Kosanovich
George Kosanovich Director, CEO,
Date: March 28, 2008
/s/ Janet Cheng
Janet Cheng Director, CFO
Date: March 28, 2008
/s/ Michael Jackson
Michael Jackson Director, Chairman of the Board, President