Form 10-Q
period 2008-03-31
SYNTEC BIOFUEL INC
filed 2008-05-12
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

SYNTEC BIOFUEL INC.
(Exact name of registrant as specified in its charter)

Washington	333-47514	91-2031335
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206 - 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code)	(604) 648-2090

(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☒

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
Yes   ☐     No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of April 30, 2008 was 33,194,079.

Transitional Small Business Disclosure Format:
Yes   ☐     No   ☒

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-Q

PART I – FINANCIALS INFORMATION

Item 1. FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

Unaudited

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31	December 31
	2008	2007
	(Unaudited)
Current
Cash and cash equivalents	$223,493	$509,504
Receivables	5,998	6,250
Prepaid	-	31,092
	229,491	546,846

Equipment (Note 4)	231,493	226,484
Intellectual property (Note 3)	5,100,000	5,100,000
Intangible assets (Note 3)	20,000	20,000

	$5,580,984	$5,893,330

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$35,020	$24,314
Due to related party (Note 5)	8,664	24,438
Notes payable (Note 6)	325,805	315,012

	369,489	363,764

Commitments and Contingencies (Notes 2, 3 and 6)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock: (Note 7)
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 33,194,079 ( December 31, 2007: 32,972,629)	3,319	3,297
Additional paid-in capital	6,328,543	6,277,410
Accumulated other comprehensive income (loss)	(7,395)	2,059
Deficit accumulated during the development stage	(1,112,972)	(753,200)

	5,211,495	(5,529,566)

	$5,580,984	$5,893,330

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

			March 15,
			2000
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Consulting fees (Note 5)	31,949	7,950	238,991
Depreciation	12,398	180	25,159
Development fees (Note 3)	138,447	-	229,683
Filing fees	2,149	1,047	33,294
Financing charge	2,706	-	13,330
Interest expenses	8,228	2,070	41,693
Management fees (Note 5)	110,353	18,600	237,266
Marketing	4,548	-	43,694
Office and miscellaneous	38,635	75	99,692
Professional fees	11,913	12,350	124,670
Rights and licenses costs	-	-	25,015
Wages	4,260	-	4,260
Write-down of website	-	-	5,000

	(365,586)	(42,272)	(1,121,747)

Other income	5,814	-	8,775

Net loss	$(359,772)	$(42,272)	$(1,112,972)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	33,056,761	17,101,671

Comprehensive loss
Net loss	$(359,772)	$(42,272)	$(1,112,972)
Foreign currency translation adjustment	(9,454)	-	(7,395)
Total comprehensive loss	$(369,226)	$(42,272)	$(1,120,367)

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			March 15,
			2000
	Three months ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(359,772)	$(42,272)	$(1,112,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,398	180	25,159
Finance charges	2,706	-	13,330
Accrued interest on notes payable	8,087	2,070	42,747
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Changes in operating assets and liabilities:
Receivables	252	-	(5,998)
Prepaids	31,092	(5,398)	-
Accounts payable and accrued liabilities	10,706	7,446	35,018
Amounts due to related parties	(15,774)	1,087	8,664

Net cash used in operating activities	(310,305)	(36,887)	(955,726)

Cash flows from investing activities
Investment in property and equipment	(17,407)	-	(21,652)
Repayment of debt assumed	-	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash used in investing activities	(17,407)	-	(376,653)

Cash flows from financing activities
Common stock issued for cash	51,155	-	1,277,767
Proceeds from notes payable	-	40,000	285,500

Net cash provided by financing activities	51,155	40,000	1,563,267

Effect of exchange rates on cash	(9,454)	-	(7,395)

Change in cash and cash equivalents	(286,011)	3,113	223,493

Cash and cash equivalents, beginning	509,504	15,356	-

Cash and cash equivalents, ending	$223,493	$18,469	$223,493
Supplemental cash flow information (Note 8)

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY )
Unaudited

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

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Unaudited - cont’d

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total
Balance, December 31, 2007	32,972,629	3,297	6,277,410	2,059	(753,200)	5,529,566
Foreign currency translation adjustment	–	–	–	(9,454)	–	(9,454)
Stock issued as a private placement at a fair value of $0.231 per share	221,450	22	51,133	–	–	51,155
Net loss for the period	–	–	–	–	(359,772)	(359,772)
Balance, March 31, 2008	33,194,079	$3,319	$6,328,543	$ (7,395)	$(1,112,972)	$5,211,495

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

Note 1	Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2	Nature and Continuance of Operations

Syntec Biofuel Inc. (the “Company”) was incorporated in the State of Washington on March 15, 2000. The Company was involved in selling and marketing high-quality vitamins and homeopathic supplements under the label of ‘VitaBeast Foods’. Due to the lack of success in competing with established pet providers, the VitaBeast operations were discontinued on December 31, 2007.

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

On September 28, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Montilla Capital Inc. (“Montilla”), a private company that acquired the assets of Syntec Canada, to acquire co-ownership of certain intellectual property, in order to continue the original business plan. The intellectual property relates to the development of a method of producing catalysts and processes that converts biomass waste material into ethanol. The agreement closed on October 24, 2007. See Note 3.

SYNTEC BIOFUEL INC.
(FORMERLY NETCO INVESTMENTS INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

Note 3	Acquisition of assets

Pursuant to the Asset Purchase Agreement, the Company issued 11,000,000 common shares to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, in exchange for co-ownership of certain intellectual property, acquisition of the assets and assumption of the liabilities of Montilla, of $350,000.

This sale was subject to the Company raising a minimum of $500,000 by December 31, 2007 which was completed in fiscal 2007.

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

Concurrent with the Asset Purchase Agreement, the Company entered into a development service agreement (the “Service Agreement”) on September 28, 2007 with Syntec Biofuel Research Inc. (“Syntec Biofuel Research”), a company located in British Columbia, Canada. Syntec Biofuel Research will provide certain services related to the ongoing research and development of the catalysts acquired under the Asset Purchase Agreement. In exchange, the Company will pay Syntec Biofuel Research on a cost plus 5% basis. Syntec Biofuel Research will also apply for a Scientific Research and Experimental Development Credit, which is a refundable tax credit based on annual rates prescribed by the Canadian Income Tax Act.

The Service Agreement will be for an initial term of two years commencing September 28, 2007 and automatically renew for one additional year unless terminated in writing at least 60 days prior to the end of the term. As at March 31, 2008, the Company paid Syntec Biofuel Research $100,028 (March 31, 2007 - $nil) for development fees which have been recorded on the statements of operations pursuant to SFAS No. 2, “Accounting for Research and Development Costs.”

SYNTEC BIOFUEL INC.
(FORMERLY NETCO INVESTMENTS INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

Note 4	Equipment

	Cost	Accumulated Amortization	March 31, 2008 Net	December 31, 2007 Net
Computer equipment	$7,448	$1,352	$6,096	$3,234
Office equipment	15,504	1,528	13,976	14,250
Laboratory equipment	233,700	22,279	211,421	209,000

	$256,652	$25,159	$231,493	$226,484

Note 5	Related Party Transactions

The Company incurred the following expenses charged by related companies and the directors of the Company:

			March 15, 2000
	Three Month ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008
Consulting fees	$19,659	$-	$135,997
Management fees	110,353	18,600	237,266
Share issuance cost	-	-	5,313
Website cost	-	-	5,000

	$130,012	$18,600	$383,576

As at March 31, 2008, an amount of $8,664 (December 31, 2007 – $24,438) is owing to an officer of the Company. The amount owed to an officer of the Company at March 31, 2008 is unsecured, non-interest bearing and have no set terms of repayment.

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

SYNTEC BIOFUEL INC.
(FORMERLY NETCO INVESTMENTS INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

Note 6	Notes payable (cont’d)

c)
On September 28, 2006, the Company received a loan of $85,000 from Iris. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal and accrued interest is extended payable by the Company on December 31, 2007.

During fiscal 2007, Iris extended the due date of these loans from December 31, 2007 until June 30, 2008 with extension fees of 10% of the capital debt. In the event the Company is unable to repay the outstanding principal balances on these loans upon maturity, Iris has the option to demand payment in common shares of the Company at the market price.

Included in the notes payable balance at March 31, 2008 is accrued interest and extension fees of $26,710 (December 31, 2007 - $24,946) relating to loans owing to Iris.

As of March 31, 2008, the Company had received loans totaling $144,000 (December 31, 2007 - $144,000) from Hokley Limited (“Hokley”) as follows:

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

d)
On February 26, 2007, the Company received $40,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on August 31, 2008.

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

g)
On September 26, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 10% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on September 26, 2008.

SYNTEC BIOFUEL INC.
(FORMERLY NETCO INVESTMENTS INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Unaudited

Note 6	Notes payable (cont’d)

Pursuant to SFAS No. 157, Fair Value Measurements, management has recognized that the interest rate on the notes payable from Hokley (“Notes”) is below fair market value, and has recorded a discount on the funds received from Hokley during fiscal 2007 of $15,770. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the notes. During the three months ended March 31, 2008, $2,706 (March 31, 2007 - $nil) was accreted to Notes and expensed as finance charges. The carrying value of the Notes at March 31, 2008 of $ 141,560 (December 31, 2007 – $138,854) will be accreted to the face value over the term of the Notes.

Included in the notes payable balance at March 31, 2008 is accrued interest and loan fees of $16,035 (December 31, 2007 - $9,712) relating to the loans owing to Hokley.

Note 7	Common stock

Pursuant to the Asset Purchase Agreement with Montilla (Note 3), the Company entered into a common shares subscription agreement on October 1, 2007 to offer up to a maximum of 13,000,000 and a minimum total of 2,174,000 common shares at $0.231 per share. During the period ended March 31, 2008, the Company issued 221,450 common shares at $0.231 for total proceeds of $51,155.

Note 8	Supplemental cash flow information

			March 15, 2000
			(Date of
	Three month ended		Inception)
	March 31,		March 31,
	2008	2007	2008
Cash paid for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

Non-cash investing activity:
A total of 11,00,000 common shares were issued to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, pursuant to the Asset Purchase Agreement (Note 3)	$-	$-	$5,005,000
Non-cash financing activities:
A total of 1,600,000 common shares were issued to a company controlled by a director at a fair value of $0.005 per share for legal and organizational expenses paid	$-	$-	$8,000
A total of 7,000,000 common shares were issued at fair value of $0.005 per share for the acquisition of a license from a company controlled by a director.	$-	$-	$35,000

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Syntec Biofuel Inc., a company organized under the laws of Washington the Company, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-Q.

The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital.

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

Item 2. MANAGEMENTS’ DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

We discontinued our VitaBeast operations as of December 31, 2007 due to the lack of success in competing with established pet providers.  In 2007, the Company successfully acquired the laboratory assets and the Intellectual Property for the catalyst that is able to convert synthetic gas into ethanol.

The Company has been continuing to improve the performance of the catalyst and the yield that has been achieved by the laboratory is now 105 gallons of alcohol per ton of biomass which makes the process economically viable.   The Company has also begun working on the design of the entire biomass to alcohol (B2A) process in order to pursue construction of a demonstration plant.

We have not currently generated any revenue from operations and do not expect to report any significant revenue from operations until research and development efforts mature. Even after the completion of a demonstration plant, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the B2A technology.

Since inception, we have funded operations through common stock issuances, related and non-related party loans in order to meet our strategic objectives.  However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of March 31, 2008, we had a working capital deficit of $122,665. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF OPERATIONS – THREE MONTHS ENDING MARCH 31, 2008

The Company had no revenue for the three months ended March 31, 2008 and 2007. The total expenses increased significantly from $42,272 in 2007 as compared to $365,586 in 2008. In 2008, the Company incurred consultant and management fees of $142,302 as compared to $26,550 in 2007 as additional consultants hired for the new development. The development fees increased from $nil in 2007 to $138,447 in 2008 because of higher research and development expenses. The increase of office and miscellaneous expenses from $75 in 2007 to $38,635 in 2008 is mainly due to higher traveling, conferences and trade show expenses and regulatory filings. Our net loss per share is at $0.01 for 2008 and 2007.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $223,493 at March 31, 2008 and was $509,504 at December 31, 2007.

Our working capital deficit at March 31, 2008 was $139,998 as compared to 183,082 at December 31, 2007.

The Company's ability to continue as a going concern and fund operations through the remainder of 2008 is contingent upon its ability to raise funds through equity or debt financing.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

There are controls and procedures that are designed to ensure that information required to be disclosed by Syntec Biofuel Inc. in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Syntec Biofuel Inc. in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

Management and directors will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed on an 8K filed on February 29, 2008.

Item 3. DEFAULT UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description
99*	Written consent of Shareholders filed on 8K on January 10, 2008
2.1*	Amendment to Asset purchase agreement filed on 8K/A on March 31, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*   previously filed with SEC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/ George Kosanovich	Date: May 9, 2008
George Kosanovich
Director, CEO

/s/ Janet Cheng	Date: May 9, 2008
Janet Cheng
Director, CFO