Form 10-Q
period 2008-06-30
SYNTEC BIOFUEL INC
filed 2008-08-14
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

Commission File Number:   000-51932

SYNTEC BIOFUEL INC.
(Exact name of registrant as specified in its charter)

Washington	91-2031335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 206 - 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code)	(604) 648-2090

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒ No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐ No    ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes    ☐    No     ☐    Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 8, 2008 was 33,194,079.

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-Q

PART I – FINANCIALS INFORMATION

Item 1. FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

Unaudited

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30	December 31
	2008	2007
	(Unaudited)
Current
Cash and cash equivalents	$193,046	$509,504
Receivables	10,149	6,250
Prepaid	3,675	31,092
	206,870	546,846

Equipment (Note 4)	234,579	226,484
Intellectual property (Note 3)	5,100,000	5,100,000
Intangible assets (Note 3)	20,000	20,000

	$5,561,449	$5,893,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$74,561	$24,314
Due to related party (Note 5)	325,096	24,438
Notes payable (Note 6)	408,351	315,012

	808,008	363,764

Commitments and Contingencies (Notes 2, 3 and 6)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock: (Note 7)
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 33,194,079 ( December 31, 2007: 32,972,629)	3,319	3,297
Additional paid-in capital	6,334,328	6,277,410
Accumulated other comprehensive income (loss)	(4,849)	2,059
Deficit accumulated during the development stage	(1,579,357)	(753,200)

	4,753,441	5,529,566

	$5,561,449	$5,893,330

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Six months ended		March 15, 2000 (Date of Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Expenses
Consulting fees (Note 5)	$3,341	$7,950	$35,290	$15,900	$242,332
Depreciation	12,374	180	24,772	360	37,533
Development fees (Note 3)	99,217	-	237,664	-	328,900
Filing fees	5,643	2,144	7,792	3,191	38,937
Financing charge (Note 6)	58,490	-	61,196	-	71,820
Interest expenses	7,154	2,959	15,382	5,029	48,847
Management fees (Note 5)	144,845	18,728	255,198	37,328	382,111
Marketing	7,441	1,505	11,989	1,505	51,135
Office and miscellaneous	67,203	787	105,838	862	166,895
Professional fees	54,451	3,688	66,364	16,038	179,121
Rights and licenses costs	-	-	-	-	25,015
Wages	6,361	-	10,621	-	10,621
Write-down of website	-	-	-	-	5,000
	(466,520)	(37,941)	(832,106)	(80,213)	(1,588,267)
Other income	135	-	5,949	-	8,910

Net loss	$(466,385)	$(37,941)	$(826,157)	$(80,213)	$(1,579,357)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding – basic and diluted	33,112,381	17,102,500	33,042,505	17,102,500

Comprehensive loss
Net loss	$(466,385)	$(37,941)	$(826,157)	$(80,213)	$(1,579,357)
Foreign currency translation adjustment	(6,908)	-	(6,908)	-	(4,849)
Total comprehensive loss	$(473,293)	$(37,941)	$(833,065)	$(80,213)	$(1,584,206)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended		March 15, 2000 (Inception) to
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(826,157)	$(80,213)	$(1,579,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,772	360	37,533
Finance charges	30,646	-	41,270
Accrued interest on notes payable	15,382	5,030	49,622
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Changes in operating assets and liabilities:
Receivables	(3,899)	(7,950)	(10,149)
Prepaids	27,417	10,829	(3,675)
Accounts payable and accrued liabilities	50,247	-	74,559
Amounts due to related parties	174	(10,693)	24,612

Net cash used in operating activities	(681,418)	(82,637)	(1,327,259)

Cash flows from investing activities
Investment in equipment	(32,867)	-	(37,112)
Repayment of debt assumed	-	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash used in investing activities	(32,867)	-	(392,113)

Cash flows from financing activities
Common stock issued for cash	51,155	-	1,277,767
Proceeds from notes payable	54,000	70,000	339,920
Proceeds from related party loan	299,580	-	299,580

Net cash provided by financing activities	404,735	70,000	1,917,267

Effect of exchange rates on cash	(6,908)	308	(4,849)

Change in cash and cash equivalents	(316,458)	(12,329)	193,046

Cash and cash equivalents, beginning	509,504	15,356	-

Cash and cash equivalents, ending	$193,046	$3,027	$193,046

Supplemental cash flow information (Note 8)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY )
Unaudited

			Additional	Accumulated Other	Deficit Accumulated During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total
Balance, March 15, 2000	–	$–	$–	$–	$–	$–
Stock issued for legal and organizational expenses at a fair market value of $0.005 per share	1,600,000	160	7,840	–	–	8,000
Stock issued for acquisition of a license at a fair market value of $0.005 per share	7,000,000	700	34,300	–	–	35,000
Dividend deemed paid	–	–	(10,250)	–	–	(10,250)
Net loss for the period	–	–	–	–	(32,750)	(32,750)
Balance, December 31, 2000	8,600,000	860	31,890	–	(32,750)	–
Net loss for the year	–	–	–	–	(500)	(500)
Balance, December 31, 2001	8,600,000	860	31,890	–	(33,250)	(500)
Net loss for the year	–	–	–	–	(1,857)	(1,857)
Balance, December 31, 2002	8,600,000	860	31,890	–	(35,107)	(2,357)
Net loss for the year	–	–	–	–	(6,529)	(6,529)
Balance, December 31, 2003	8,600,000	860	31,890	–	(41,636)	(8,886)
Stock issued as a private placement at a fair market value of $0.0125 per share	8,474,000	848	105,077	–	–	105,925
Net loss for the year	–	–	–	–	(20,074)	(20,074)
Balance, December 31, 2004	17,074,000	1,708	136,967	–	(61,710)	76,965
Stock issued as a private placement for a fair market value of $0.0125 per share	26,000	2	323	–	–	325
Stock issuance cost	–	–	(5,313)	–	–	(5,313)
Foreign currency translation adjustment	–	–	–	610	–	610
Net loss for the year	–	–	–	–	(51,014)	(51,014)
Balance, December 31, 2005	17,100,000	1,710	131,977	610	(112,724)	21,573
Stock issued as a private placement at a fair value of $0.50 per share	2,500	–	1,250	–	–	1,250
Foreign currency translation adjustment	–	–	–	(539)	–	(539)
Net loss for the year	–	–	–	–	(191,081)	(191,081)
Balance, December 31, 2006	17,102,500	1,710	133,227	71	(303,805)	(168,797)
Foreign currency translation adjustment	–	–	–	1,988	–	1,988
Discount on notes payable	–	–	15,770	–	–	15,770
Stock issued for assumption of assets at fair market value of $0.4550 per share	11,000,000	1,100	5,003,900	–	–	5,005,000
Stock issued as a private placement at a fair value of $0.231 per share	4,870,129	487	1,124,513	–	–	1,125,000
Net loss for the year	–	–	–	–	(449,395)	(449,395)

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Unaudited - cont’d

			Additional	Accumulated Other	Deficit Accumulated During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total
Balance, December 31, 2007	32,972,629	3,297	6,277,410	2,059	(753,200)	5,529,566
Foreign currency translation adjustment	–	–	–	(6,908)	–	(6,908)
Stock issued as a private placement at a fair value of $0.231 per share	221,450	22	51,133	–	–	51,155
Discount on notes payable	–	–	5,785	–	–	5,785
Net loss for the period	–	–	–	–	(826,157)	(826,157)
Balance, June 30, 2008	33,194,079	$3,319	$6,334,328	$(4,849)	$(1,579,357)	$4,753,441

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

On September 28, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Montilla Capital Inc. (“Montilla”), a private company that acquired the assets of Syntec Canada, in order to continue the original business plan. The intellectual property relates to the development of a method of producing catalysts and processes that converts biomass waste material into ethanol. The agreement closed on October 24, 2007. See Note 3.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited

Note 3	Acquisition of assets

Pursuant to the Asset Purchase Agreement, the Company issued 11,000,000 common shares to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, in exchange for certain intellectual property, acquisition of the assets and assumption of the liabilities of Montilla, of $350,000.

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

The Service Agreement will be for an initial term of two years commencing September 28, 2007 and automatically renew for one additional year unless terminated in writing at least 60 days prior to the end of the term. As at June 30, 2008, the Company paid Syntec Biofuel Research $237,664 (June 30, 2007 - $nil) for development fees which have been recorded on the statements of operations pursuant to SFAS No. 2, “Accounting for Research and Development Costs.”

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
Note 4	Equipment

	Cost	Accumulated Amortization	June 30, 2008 Net	December 31, 2007 Net
Computer equipment	$7,457	$1,735	$5,722	$3,234
Office equipment	15,506	2,320	13,186	14,250
Laboratory equipment	249,154	33,483	215,671	209,000

	$272,117	$37,538	$234,579	$226,484

Note 5	Related Party Transactions

The Company incurred the following expenses charged by related companies and the directors of the Company:

	Six Month ended		March 15, 2000 (Inception) to
	June 30,		June 30,
	2008	2007	2008
Consulting fees	$-	$-	$135,997
Management fees	255,198	37,328	492,463
Share issuance cost	-	-	5,313
Website cost	-	-	5,000

	$255,198	$37,328	$638,773

As at June 30, 2008, an amount of $24,612 (December 31, 2007 – $24,438) is owing to an officer of the Company. The amount owed to an officer of the Company at June 30, 2008 is unsecured, non-interest bearing and have no set terms of repayment.

On June 20, 2008, the Company received $299,580 from Impulse Advertising Ltd., a company controlled by the spouse of an officer of the Company. Under the terms of the loan agreement, the Company paid $30,550 in finance fees; this fee has been paid during the six months ended June 30, 2008. The promissory note is unsecured and bears interest at 10% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 20, 2008. Included in the balance at June 30, 2008 is accrued interest of $904.

Note 6	Notes payable

On August 31, 2006, the Company entered into an assignment agreement with Iris International Holdings Limited ("Iris") whereby the Company assigned to Iris $94,461 of its promissory notes and $14,039 of loans made to Syntec Canada in exchange to reduce the debt due by the Company to Iris from $250,000 to $141,500. Promissory notes owed to Iris were as follows:

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
Note 6	Notes payable (cont’d)

a)
On May 25, 2006, the Company received a loan of $100,000 from Iris. The promissory note was unsecured and bearing interest at 5% per annum. On August 31, 2006, the assignment agreement reduced this loan to $nil.

b)
On July 26, 2006, the Company received a loan of $65,000 from Iris. On August 31, 2006, the assignment agreement reduced this loan to $56,500. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is extended and payable by the Company on June 30, 2008.

c)
On September 28, 2006, the Company received a loan of $85,000 from Iris. The promissory note is unsecured, bears interest at 5% per annum. Repayment of the principal and accrued interest is extended payable by the Company on June 30, 2008.

During the six months ended June 30, 2008, Iris extended the due date of the loans to December 31, 2008 with extension fees of 10% of the capital debt. In the event the Company is unable to repay the outstanding principal balances on these loans upon maturity, Iris has the option to demand payment in common shares of the Company at the market price.

Included in the notes payable balance at June 30, 2008 is accrued interest and extension fees of $42,624 (December 31, 2007 - $24,946) relating to loans owing to Iris.

As of June 30, 2008, the Company had received loans totaling $144,000 (December 31, 2007 - $144,000) from Hokley Limited (“Hokley”) as follows:

a)
On August 4, 2004, the Company received $4,000 from Hokley. The promissory note is unsecured, bears interest at 8% per annum and carries a loan fee equal to 10% of the principal balance. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 31, 2008.

b)
On September 24, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum and carries a loan fee equal to 10% of the principal balance. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 31, 2008.

c)
On December 23, 2004, the Company received $5,000 from Hokley. The promissory note is unsecured, bears interest at 10% per annum and carries a loan fee of 10%. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 31, 2008.

d)
On February 26, 2007, the Company received $40,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on August 31, 2008.

e)
On May 28, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on December 31, 2008.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
Note 6	Notes payable (cont’d)

f)
On July 18, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 5% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 31, 2008.

g)
On September 26, 2007, the Company received $30,000 from Hokley. The promissory note is unsecured and bears interest at 10% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on September 26, 2008.

Included in the notes payable balance at June 30, 2008 is accrued interest and loan fees of $24,559 (December 31, 2007 - $9,712).

Pursuant to SFAS No. 157, Fair Value Measurements, management has recognized that the interest rate on the notes payable from Hokley (“Notes”) is below fair market value, and has recorded a discount on the funds received from Hokley during fiscal 2007 of $15,770. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the notes. During the six months ended June 30, 2008, $5,146 (June 30, 2007 - $nil) was accreted to Notes and expensed as finance charges. The carrying value of the Notes at June 30, 2008 of $ 144,000 (December 31, 2007 – $138,854) has been accreted to its face value over the original term of the Notes.

On May 21, 2008, the Company received a loan $54,000 from Montilla Capital Corp. (“Montilla”). The loan is unsecured and bears interest at 10% per annum. Repayment of the principal and accrued interest is payable by the Company on September 21, 2008. Management has recognized that the interest rate on the notes payable from Montilla is below fair market value, and has recorded a discount on the funds received from Montilla during the six months ended June 30, 2008 of $5,785. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the notes. During the six months ended June 30, 2008, $1,446 was accreted to the loan and expensed as finance charges.

The carrying value of the loan from Montilla is $49,661. Included in the notes payable balance at June 30, 2008 is accrued interest and extension fees of $6,007.

Note 7	Common stock

Pursuant to the Asset Purchase Agreement with Montilla (Note 3), the Company entered into a common shares subscription agreement on October 1, 2007 to offer up to a maximum of 13,000,000 and a minimum total of 2,174,000 common shares at $0.231 per share. During the six months ended June 30, 2008, the Company issued 221,450 common shares at $0.231 for total proceeds of $51,155.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unaudited
Note 8	Supplemental cash flow information

			March 15, 2000
			(Date of
	Six month ended		Inception)
	June 30,		June 30,
	2008	2007	2008
Cash paid for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

Non-cash investing activity:
A total of 11,00,000 common shares were issued to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, pursuant to the Asset Purchase Agreement (Note 3)	$-	$-	$5,005,000
Non-cash financing activities:
A total of 1,600,000 common shares were issued to a company controlled by a director at a fair value of $0.005 per share for legal and organizational expenses paid	$-	$-	$8,000
A total of 7,000,000 common shares were issued at fair value of $0.005 per share for the acquisition of a license from a company controlled by a director.	$-	$-	$35,000

Item 2. MANAGEMENTS’ DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the proceeding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").   All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Syntec Biofuel Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; technical obstacles during the commercialization of the process; lack of improvement in the performance of the catalyst; competitive technology may drive ethanol prices down; adverse changes in the biofuels market due to changes in government regulations or polices; and other factors referenced in the Form 10-Q.

The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this report.  Except for the Company’s ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company’s forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

PLAN OF OPERATIONS

We are now consistently achieving yields in excess of 110 gpt, making the Syntec Catalysts an economically viable method of producing ethanol and methanol from waste cellulosic biomass. A plant processing 300 tpd of biomass with a yield of 110 gpt will generate revenue of approximately $27 million per year with an EBITDA of $17 million (ex carbon credit).

We are proposing to set up a 30 tpd demonstration facility in southeast USA that will produce 2.5 MM gallons of fuel alcohol which we expect to be operational within 6 months from time of funding.   Syntec is currently raising up to $8,000,000 to pursue our current business plan.

The first licensed or corporate Joint Venture plant will likely be built in the Pacific Northwest to take advantage of readily available low-cost organic waste, an abundant source of wood and the generous State Government funding programs that are available. This would give Syntec a demonstrable competitive advantage over other cellulose-to-ethanol technologies (e.g., Iogen) that cannot use softwood as a feedstock source at present and needs different enzymes for different feedstock species.

We have not currently generated any revenue from operations and do not expect to report any significant revenue from operations until research and development efforts mature and we have completed the demonstration plant. Even after the completion of a demonstration plant, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the Syntec technology.

Since inception, we have funded operations through common stock issuances, related and non-related party loans in order to meet our strategic objectives.  However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of June 30, 2008, we had a working capital deficit of $601,138. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

SIX MONTHS ENDING JUNE 30, 2008

The Company had no revenue for the six months ended June 30, 2008 and 2007. The total expenses increased significantly from $80,213 in 2007 as compared to $832,106 in 2008. In 2008, the Company incurred consultant and management fees of $290,488 as compared to $53,228 in 2007 as additional consultants hired for the new development. The development fees increased from $nil in 2007 to $237,664 in 2008 because of higher research and development expenses. The increase of office and miscellaneous expenses from $862 in 2007 to $105,838 in 2008 is mainly due to higher traveling, conferences and trade show expenses and regulatory filings. Our net loss per share is at $0.03 in 2008 and nil in 2007.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $193,046 at June 30, 2008 and was $509,504 at December 31, 2007.

Our working capital deficit at June 30, 2008 was $601,138 as compared to working capital surplus of $183,082 at December 31, 2007.

The Company's ability to continue as a going concern and fund operations through the remainder of 2008 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans of $299,580 from Impulse Advertising Ltd in order to fund the ongoing operations of the business. This loan has been secured by way of a Promissory Note.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2008, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

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

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description
2.1*	Resolution of the Board of Directors filed on 8K on May 22, 2008
10.1*	General Security Agreement filed on 8K on June 26, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*   previously filed with SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/ George Kosanovich	Date: August 14, 2008
George Kosanovich
Director, CEO

/s/ Janet Cheng	Date: August 14, 2008
Janet Cheng
Director, CFO