Form 10KSB/A
period 2007-12-31
SYNTEC BIOFUEL INC
filed 2008-10-22
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________

SYNTEC BIOFUEL INC.

(Exact name of registrant as specified in its charter)

Washington	333-47514	91-2031335
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 206, 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code)	(604) 648-2090

(Former name, former address and former fiscal year, if changed since last report)	(Zip Code)

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

Transitional Small Business Disclosure Format    Yes  ☒    No  ☐

SYNTEC BIOFUEL INC.
(the “Company”)

FORM 10-KSB/A

The purpose of this amendment is to:

1. Amend Item 7 to include a copy of the Company’s previous auditor’s report dated March 17, 2006 with regard to the Company’s financial statements as of December 31, 2005 and for the period from March 15, 2000 (inception) to December 31, 2005 which was relied upon by the Company’s current auditors.  The financial statements themselves that are included in this amendment are the same as in the original Form 10-KSB filing.  The Item 7 of that filing is repeated in its entirety with the addition of the above described auditors report for reference;

2.  Amend Item 8A; and

3.  Exhibits 31.1 and 31.2 have been amended to conform to the currently required language for these exhibits.  The amended exhibits are filed herewith as Exhibits 31.1/A and 31.2/A.

In all other respects, this amended Form 10-KSB is the same as the originally filed Form 10-KSB.  The form is included in its entirety in this filing for convenience of reference.

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

The Company’s auditors refer in their report below to a report by the Company’s previous auditors dated March 17, 2006 with respect to the Company’s financial statements as of December 31, 2005 and for the period from March 15, 2000 (inception) to December 31, 2005 that reflect a cumulative total net loss of $112,724, and indicate that our current auditor’s opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.  In light of this reliance and in accord with SEC requirements, the Company’s former auditor’s provided an updated letter for this Form 10-KSB/A.

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Syntec Biofuel Inc.
(formerlyNetco Investments Inc.)
(A Development Stage Company)

We have audited the Syntec Biofuel Inc.’s (formerly Netco Investments Inc.’s) (A Development Stage Company) statements of operations, stockholders’ equity (deficiency) and cash flows for the period March 15, 2000 (Date of Inception) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the results of Syntec Biofuel Inc.’s (formerly Netco Investments Inc.’s) operations and its cash flows for the period March 15, 2000 (Date of Inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Amisano Hanson”
March 17, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

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

Item 8A.	Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Syntec Biofuel Inc. in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Syntec Biofuel Inc. in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent withcontrol objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financialclose and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007and communicated the matters to our management.

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

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishing and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management ; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect tothe requirements and application of US GAAP and SEC disclosure requirements.

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

This annual report does not include an attestation report of Dale Matheson Carr-HiltonLaBonte LLP., the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Dale Matheson Carr-Hilton LaBonte LLP pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the  year ended December 31, 2007and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 8b.	Other Information

None

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Officers

Name	Age	Title
Michael Jackson [1]	67	President, Secretary, Treasurer and Director

George Kosanovich[2]	62	Chief Executive Officer and Director

Janet Cheng[3]	37	Chief Financial Officer and Director

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

Item 13.	Exhibits and Reports on Form 8-K

2.1*	Form 8-K - Feb 12, 2007 Departure of Directors
2.2*	Form 8-K – Feb 20, 2007 Direct Financial Obligation
2.3*	Form 8-K – March 1, 2007 Direct Financial Obligation
2.4*	Form 8-K – May 30, 2007 Direct Financial Obligation
2.5*	Form 8-K – July 24, 2007 Direct Financial Obligation
2.6*	Form 8-K – August 8, 2007 Direct Financial Obligation
2.7*	Form 8-K – September 27, Direct Financial Obligation
2.8*	Form 8-K – October 1, 2007 Acquisition of Assets
2.9*	Form 8-K – October 24, 2007 Completion of Acquisition
2.10*	Form 8-K – November 15, 2007 Election of Director
2.11*	Form 8-K – November 20, 2007 Election of Director
31.1*	302 Certification for the Chief Executive Officer
31.2*	302 Certification for the Chief Financial Officer
31.1/A	302 Certification for the Chief Executive Officer - Amended
31.2/A	302 Certification for the Chief Financial Officer - Amended
32.1*	906 Certification for the Chief Executive Officer
32.2*	906 Certification for the Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
* previously filed

Item 14.	Principal Accountant Fees and Services

1.	Audit Fees
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

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson	Date: October 20, 2008
Michael Jackson Director, CEO,
Date: October 20, 2008
/s/ Janet Cheng
Janet Cheng Director, CFO

In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 20, 2008
/s/ Janet Cheng
Janet Cheng Director, CFO
Date: October 20, 2008
/s/ Michael Jackson
Michael Jackson Director, Chairman of the Board, President