Form 10-Q/A
period 2008-03-31
SYNTEC BIOFUEL INC
filed 2008-10-22
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

The purpose of this amendment is to:

1.  amend the second paragraph of Part I, Item 4. CONTROLS AND PROCEDURES (found on page 16 of the Company’s form 10-Q as originally filed) to correct the period referred to therein from December 31, 2007 to March 31, 2008).

2.  Exhibits 31.1 and 31.2 have been amended to conform to the currently required language for these exhibits.  The amended exhibits are filed herewith as Exhibits 31.1/A and 31.2/A.

In all other respects this amended Form 10-Q for the period ending March 31. 2008 is the same as the originally filed Form 10-Q.  The form is included in its entirety in this filing for convenience of reference.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31,2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

Item 3. DEFAULT UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description
99*	Written consent of Shareholders filed on 8K on January 10, 2008
2.1*	Amendment to Asset purchase agreement filed on 8K/A on March 31, 2008
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.1/A	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2/A	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*   previously filed with SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/Michael Jackson	Date: October 20, 2008
Michael Jackson Director, CEO

/s/ Janet Cheng	Date: October 20, 2008
Janet Cheng Director, CFO