Form 10-Q
period 2008-09-30
SYNTEC BIOFUEL INC
filed 2008-11-17
CIK 1123425

OMB APPROVAL
OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden
hours per response	192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 8, 2008 was 33,194,079.

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-Q

3

PART I – FINANCIALS INFORMATION

Item 1. FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2008

Unaudited

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
ASSETS	2008	2007
	(Unaudited)
Current
Cash	$1,256	$509,504
Receivables	14,279	6,250
Prepaid	-	31,092
	15,535	546,846

Equipment (Note 3)	280,623	226,484
Intellectual property (Note 2)	5,100,000	5,100,000
Intangible assets (Note 2)	20,000	20,000

	$5,416,158	$5,893,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$104,317	$24,314
Current portion of obligation under capital lease (Note 3)	18,092	-
Due to related parties (Note 4)	397,400	24,438
Notes payable (Note 5)	422,554	315,012

	942,363	363,764

Obligation under capital lease (Note 3)	15,465	-

	957,828	363,764

Commitments and Contingencies (Notes 3, 4 and 5)
Subsequent Event (Note 7)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock: (Note 6)
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 33,194,079 (December 31, 2007: 32,972,629)	3,319	3,297
Additional paid-in capital	6,328,543	6,277,410
Accumulated other comprehensive income	31,320	2,059
Deficit accumulated during the development stage	(1,904,852)	(753,200)

	4,458,330	5,529,566

	$5,416,158	$5,893,330

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					March 15, 2000
					(Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Expenses
Amortization	$15,715	$179	$40,487	$539	$53,248
Consulting fees	8,926	7,950	44,216	23,850	251,258
Development fees (Note 2)	117,083	-	354,747	-	445,983
Filing fees	1,413	1,223	9,205	4,414	40,350
Financing charges	6,160	-	67,356	-	77,980
Interest expense	23,527	17,498	38,909	22,527	72,374
Management fees (Note 4)	44,081	18,900	299,279	56,228	426,192
Marketing	804	1,533	12,793	3,038	51,939
Office and miscellaneous	31,923	82	148,382	944	209,439
Professional fees	75,863	3,182	142,227	19,220	254,984
Rights and licenses costs	-	-	-	-	25,015
Write-down of website	-	-	-	-	5,000
	(325,495)	(50,547)	(1,157,601)	(130,760)	(1,913,762)
Other income	-	-	5,949	-	8,910

Net loss	$(325,495)	$(50,547)	$(1,151,652)	$(130,760)	$(1,904,852)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding – basic and diluted	33,112,381	17,102,500	33,019,043	17,102,500

Comprehensive loss
Net loss	$(325,495)	$(50,547)	$(1,151,652)	$(130,760)	$(1,904,852)
Foreign currency translation adjustment	29,261	-	29,261	-	31,320
Total comprehensive loss	$(296,234)	$(50,547)	$(1,122,391)	$(130,760)	$(1,873,532)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			March 15, 2000
	Nine months ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(1,151,652)	$(130,760)	$(1,904,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	40,487	539	53,248
Finance charges	5,146	-	15,770
Accrued interest on notes payable	61,751	22,527	96,411
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Changes in operating assets and liabilities:
Receivables	(8,029)	-	(14,279)
Prepaids	31,092	-	-
Accounts payable and accrued liabilities	80,003	2,914	104,315
Amounts due to related parties	59,810	(10,693)	84,248
Net cash used in operating activities	(881,392)	(115,473)	(1,526,813)

Cash flows from investing activities
Investment in equipment	(61,069)	-	(65,314)
Repayment of debt assumed	-	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)
Net cash used in investing activities	(61,069)	-	(420,315)

Cash flows from financing activities
Common stock issued for cash	51,155	-	1,277,767
Proceeds from notes payable	50,744	130,000	336,244
Proceeds from related party loan	303,053	-	303,053
Net cash provided by financing activities	404,952	130,000	1,917,064

Effect of exchange rate on cash	29,261	341	31,320

Change in cash	(508,248)	14,868	1,256

Cash, beginning	509,504	15,356	-

Cash, ending	$1,256	$30,224	$1,256

Supplemental cash flow information:
During the nine month period ended September 30, 2008, the Company recorded $33,557 for a capital lease obligation which has been capitalized to equipment (Note 3).

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited

Note 1	Nature of Operations and Continuance of Business

Syntec Biofuel Inc. (the “Company”) was incorporated in the State of Washington on March 15, 2000.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at September 30, 2008, the Company has incurred losses of $1,904,852 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 2	Acquisition of Assets

On April 7, 2006, the Company entered into a purchase and assignment agreement with Syntec Biofuel Inc. ("Syntec Canada"), a Canadian company located in Burnaby, British Columbia, Canada, to acquire all of its assets including certain intellectual property. The pending transaction with Syntec Canada was terminated.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited

Note 2	Acquisition of Assets (cont’d)

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

The Asset Purchase Agreement closed on October 24, 2007 and was subject to the Company raising a minimum of $500,000 by December 31, 2007 which was completed.

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

The Service Agreement is for an initial term of two years commencing September 28, 2007 and automatically renew for one additional year unless terminated in writing at least 60 days prior to the end of the term. For the nine month period ended September 30, 2008, the Company paid Syntec Biofuel Research $354,747 (September 30, 2007 - $Nil) for development fees which have been recorded on the statements of operations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs.”

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited

Note 3	Equipment

	Cost	Accumulated Amortization	September 30, 2008 Net	December 31, 2007 Net
Computer equipment	$7,244	$2,337	$4,907	$3,234
Office equipment	15,476	3,063	12,413	14,250
Laboratory equipment	310,993	47,690	263,303	209,000

	$333,713	$53,090	$280,623	$226,484

Included in laboratory equipment is $63,086 in equipment under capital lease (December 31, 2007 - $Nil). At September 30, 2008, the Company has recorded the obligation under capital lease of $18,092 (December 31, 2007 - $Nil) as the current portion and $15,465 (December 31, 2007 - $Nil) as the long-term portion.

Note 4	Related Party Transactions

During the nine months ended September 30, 2008, the Company incurred management fees of $299,279 (September 30, 2007 - $37,328) which were charged by related companies and the directors of the Company.

As at September 30, 2008, an amount of $84,248 (December 31, 2007 – $56,228) is owing to officers of the Company. This amount is unsecured, non-interest bearing and have no set terms of repayment.

On June 20, 2008, the Company received $281,910 from Impulse Advertising Ltd. (“Impulse”), a company controlled by the spouse of an officer of the Company. Under the terms of the loan agreement, the Company paid $30,550 in finance fees; this fee has been paid during the nine months ended September 30, 2008. The promissory note is unsecured and bears interest at 10% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 20, 2008. Subsequent to September 30, 2008, the Company entered into an agreement whereby failure of repayment of this note payable will result in a penalty of one fully paid, worldwide, single use, non-exclusive license for use of the Company’s intellectual property, for which Impulse will pay to the Company a royalty fee of 1.5% of sales. Included in the balance at September 30, 2008 are accrued interest and loan fees of $7,955.

On September 26, 2008, the Company received a loan of $21,143 from Pelican Financial Corp., a company controlled by an officer of the Company. The promissory note is unsecured and bears interest at 10% per annum. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 31, 2008. Included in the balance at September 30, 2008 are accrued interest and loan fees of $2,144.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited

Note 5	Notes payable

a)
The Company had received loans from Iris International Holdings Limited (“Iris”) in the amount of $141,500 comprised of $56,500 received on July 26, 2006 and $85,000 received on September 28, 2006. These loans are unsecured and bear interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on December 31, 2008, with extension fees of 10% of the capital debt.

Iris has the option to convert the $85,000 note payable, if not repaid by December 31, 2008, into common shares of the Company at CDN $0.10 per share.

Included in the notes payable balance at September 30, 2008 is accrued interest and extension fees of $46,478 (December 31, 2007 - $24,946) relating to loans owing to Iris.

b)
As of September 30, 2008, the Company had received loans totaling $144,000 (December 31, 2007 - $144,000) from Hokley Limited (“Hokley”), which are unsecured and each carry a loan fee equal to 10% of the principal balance.

Repayment of the following principal, accrued interest and loan fees are payable by the Company on December 31, 2008. The dates on which the loans were received and applicable interest rates are as follows:

i.	On August 4, 2004, the Company received $4,000 which bears interest at 8% per annum;
ii.	On September 24, 2004, the Company received $5,000 which bears interest at 10% per annum;
iii.	On December 23, 2004, the Company received $5,000 which bears interest at 10% per annum;
iv.	On May 28, 2007, the Company received $30,000 which bears interest at 5% per annum; and
v.	On July 18, 2007, the Company received $30,000 which bears interest at 5% per annum.

Repayment of the following principal, accrued interest and loan fees are payable by the Company on February 28, 2009 The dates on which the loans were received and applicable interest rates are as follows:

i.	On February 26, 2007, the Company received $40,000 which bears interest at 5% per annum; and
ii.
On September 26, 2007, the Company received $30,000 which bears interest at 10% per annum. Subsequent to September 30, 2008, the Company entered into an agreement whereby failure of repayment of this $30,000 note payable will result in a penalty of one fully paid, worldwide, single use, non-exclusive license for use of the Company’s intellectual property, for which Hokley will pay to the Company a royalty fee of 1.5% of sales.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Unaudited

Note 5	Notes payable (cont’d)

b)	(cont’d)

Included in the notes payable balance at September 30, 2008 is accrued interest and loan fees of $32,908 (December 31, 2007 - $9,712).

Pursuant to SFAS No. 157, “Fair Value Measurements”, management has recognized that the interest rate on the notes payable from Hokley are below fair market value, and has recorded a discount on the funds received from Hokley during fiscal 2007 of $15,770. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the notes. During the nine months ended September 30, 2008, $5,146 (September 30, 2007 - $Nil) was accreted to notes payable and expensed as finance charges.  The carrying value of the notes payable at September 30, 2008 of $144,000 (December 31, 2007 – $138,854) has been accreted to its face value over the original term of the notes payable.

c)
On May 21, 2008, the Company received a loan in the amount of $50,744 from Montilla. The loan is unsecured and bears interest at 10% per annum. Repayment of the principal and accrued interest is payable on March 31, 2009. Failure of repayment of this note payable will result in a penalty of one fully paid, worldwide, single use, non-exclusive license for use of the Company’s intellectual property, for which Montilla will pay to the Company a royalty fee of 1.5% of sales. Included in the notes payable balance at September 30, 2008 is accrued interest and loan fees of $6,924.

Note 6	Common stock

Pursuant to the Asset Purchase Agreement with Montilla (Note 2), the Company entered into a common shares subscription agreement on October 1, 2007 to offer up to a maximum of 13,000,000 and a minimum total of 2,174,000 common shares at $0.231 per share. During the nine months ended September 30, 2008, the Company issued 221,450 common shares at $0.231 for total proceeds of $51,155.

Note 7	Subsequent event

Subsequent to September 30, 2008, the Company received a loan in the amount of $13,103 from Syntec Biofuel Research. This loan is unsecured and bears interest at 10% per annum. Repayment of the principal and accrued interest is payable on December 31, 2008.

Item 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are proposing to set up a 30 tpd demonstration facility in southeast USA that will produce 2.5 MM gallons of fuel alcohol which we expect to be operational within 6 months from time of funding.   Syntec is currently raising up to $8,000,000 to pursue the first step of our current business plan.

The first Corporate plant will likely be built in the Pacific Northwest to take advantage of readily available low-cost organic waste, an abundant source of wood and the generous State Government funding programs that are available. This would give Syntec a demonstrable competitive advantage over other cellulose-to-ethanol technologies (e.g., Iogen) that cannot use softwood as a feedstock source at present and needs different enzymes for different feedstock species.

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of September 30, 2008, we had a working capital deficit of $926,828. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

NINE MONTHS ENDING SEPTEMBER 30, 2008

The Company had no revenue for the nine months ended September 30, 2008 and 2007. The total expenses increased significantly from $130,760 in 2007 as compared to $1,157,601 in 2008. In 2008, the Company incurred consultant and management fees of $343,495 as compared to $80,078 in 2007 as additional consultants hired for the new development. The development fees increased from $nil in 2007 to $354,747 in 2008 because of higher research and development expenses. The increase of office and miscellaneous expenses from $944 in 2007 to $148,382 in 2008 is mainly due to higher traveling, conferences and trade show expenses and regulatory filings. Our net loss per share is at $0.03 in 2008 and $0.01 in 2007.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $1,256 at September 30, 2008 and was $509,504 at December 31, 2007.

Our working capital deficit at September 30, 2008 was $926,828 as compared to working capital surplus of $183,082 at December 31, 2007.

The Company's ability to continue as a going concern and fund operations through the remainder of 2008 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans of $281,910 from Impulse Advertising Ltd in order to fund the ongoing operations of the business. This loan has been secured by way of a Promissory Note.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2008, management took steps to improve the internal controls over financial reporting by (1) searching for outside directors to establish an effective audit committee, (2) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (3) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (4) following the newly written accounting and financial reporting procedures in (3) which tightens the control over the period ends.

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

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson
Michael Jackson	Date: November 14, 2008
Director, CEO

/s/ Janet Cheng
Janet Cheng	Date: November 14, 2008
Director, CFO