Form 10-K
period 2008-12-31
SYNTEC BIOFUEL INC
filed 2009-03-18
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________________to______________________________

Commission file number: 000-51932

SYNTEC BIOFUEL INC.
(Exact name of registrant as specified in its charter)

Washington	91-2031335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 206, 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number(including area code)	(604) 648-2090

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes   ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate value of the issuer’s common stock held by non-affiliates (assuming that the issuer’s only affiliates are its’ directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2008 was $4,458,616.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable Date: December 31, 2008 – 33,194,079

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made.  Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis for operations and to build a pilot or demonstration plant, inability of achieving commercialization of the catalysts, inability to obtain sustainable feedstock at an economical price and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

General

Syntec Biofuel Inc. (“Syntec”) is now consistently achieving yields in excess of 110 gpt, making the Syntec Catalysts an economically viable method of producing ethanol, methanol, propanol and butanol from waste cellulosic biomass. We have estimated that by selling licenses, we expect to generate revenue of approximately $6 million per year from 2012.

We are proposing to raise $1.6 million as working capital to improve productivity of our catalyst and continue development to achieve commercialization.

We expect to build a Pilot Plant within the next 12 months (with Department of Energy assisted Funding) in either Oregon or Alaska (where there is an abundance of feedstock) and anticipate the first Corporate plant will likely be built in the Pacific Northwest to take advantage of readily available low-cost organic waste, an abundant source of wood and the generous State Government funding programs that are available. This would give Syntec a demonstrable competitive advantage over other cellulose-to-ethanol technologies (e.g., Iogen) that cannot use softwood as a feedstock source at present and needs different enzymes for different feedstock species.

Syntec has incorporated a wholly owned subsidiary to start working in parallel on developing a catalytic process to produce bio-butanol from Municipal Solid Waste and other waste biomass. Butanol or Butyl alcohol is a four carbon alcohol which can be used as a fuel. This biofuel can be made by fermentation or synthesized from syngas. We will undertake research in all areas of manufacturing Butanol and Propanol with our emphasis on catalysts.

We have not currently generated any revenue from operations and do not expect to report any significant revenue from operations until research and development efforts mature and completed the demonstration plant. Even after the completion of a demonstration plant, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the Syntec technology.

Since inception, we have funded operations through common stock issuances, related and non-related party loans in order to meet our strategic objectives.  However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to commercialize our technology

We expect to continue to incur substantial losses in our efforts to establish a viable business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a viable business. As of December 31, 2008, we had a working capital deficit of $984,400. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Principal Products

Syntec’s process is a biomass-to-alcohol (“B2A”) conversion path quite similar to modern day methanol or gas-to-liquid production processes used commercially by companies such as Methanex, Shell, and Sasol. The key differentiating factors are the feedstocks, catalysts and operating parameters.

There are 3 basic steps in the B2A process:
i.	production of syngas (CO, H2) either through the gasification of biomass feedstock, or through steam reforming/partial oxidation of biogas or landfill gas,
ii.	conversion of syngas to bio-alcohols over Syntec catalyst in a fixed bed reaction unit,
iii.	separation and purification of bio-alcohols (high purity) to ethanol, methanol, n-propanol and n-butanol.

The B2A process has the potential to revolutionize the ethanol industry with higher ethanol yields and lower production costs per ton of feedstock than any other ethanol production path in commercial use today.  Furthermore, it is anticipated that the B2A process will enable the conventional ethanol industry to also use these well established chemical processes to obtain production and efficiency metrics beyond what traditional grain based fermentation processes can offer.

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

Utilization of Syntec’s proprietary Ethanol catalyst enables the B2A process to produce a mixed product of methanol, ethanol, propanol and butanol.  Syntec’s proposed butanol catalyst will utilize the B2A process with the newly developed catalyst to produce bio-butanol.

The Company plans on selling licenses and entering joint venture partnerships using the B2A process so it can generate revenue from licensing fees, royalty fees, joint venture profit participation, sale of turnkey facilities and commission on the sale of catalysts.

Source and Availability of Raw Materials

Raw materials and components for the current research and development phase of operations are generally available in the market.

Upon commercialization, raw materials for Syntec’s B2A process will be readily available due to the ability to utilize waste feedstocks such as mill residues, forest residues, agricultural residues and MSW.

Intellectual Property

The Company owns the patent “Catalysts and processes for the manufacture of lower aliphatic alcohols from syngas” (patent number 7,384,987) which was approved on the 10th of June, 2008.  A second Patent was applied for in July, 2008 and is now pending.  The Company considers the combination of the Syntec catalyst and the B2A process to be unique which differentiates the Company from its competitors.

Competitive Analysis

Ethanol is currently produced primarily via a dry milling fermentation process of food chain feedstock such as corn, sugar cane, wheat or barley.  This process is well developed but remains subject to a number of negative externalities, including increase in food costs, using farmland for transport purposes rather than food production, water issues, net energy values and high cost volatility associated with grain feedstock usage.

Competitive research is currently being undertaken with catalytic synthesis (using various metals, slurry bed reactors or significantly higher pressure), enzymatic fermentation (which uses enzymes to break down bio-waste), dilute acid hydrolysis fermentation and concentrated acid hydrolysis fermentation.  Each of the fermentation methods requires considerable energy and time to produce alcohols, affecting the production volumes and economic viability.  In addition, fermentation technologies are sensitive to feedstock variations.  Slurry bed reactors require higher capital outlays and have higher operating costs than conventional fixed bed reactors.

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

Research and Development

The primary focus of the Company is research and development of the B2A process and the Syntec catalysts since the acquisition of the intellectual property on September 28, 2007.  The Company has spent $91,236 in 2007 and $343,715 in 2008 in continued research and development.

Number of Employees

The Company has no Employees other than the Directors.

Reports to Securities Holders

We are subject to disclosure filing requirements including filing a Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required.

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

We provide an annual report that includes our audited financial information to our shareholders upon written request. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934.  More information about the Company can be found at www.syntecbiofuel.com.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Properties

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s stock is traded on the over-the-counter bulletin board under the symbol, SYBF.  The following table sets forth for the periods indicated, the range of high and low bid prices for the Company’s Common Stock:

Quarter Ended	High Price	Low Price
March 31 2007	0.510	0.100
June 30 2007	0.400	0.050
September 2007	0.510	0.080
December 2007	0.800	0.200
March 31 2008	1.250	0.630
June 30 2008	1.150	0.700
September 2008	1.010	0.600
December 2008	0.750	0.200

The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 31, 2008, we had 67 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that is likely to limit the Company’s ability to pay dividends in its common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth below is information related to the securities we sold during the last fiscal year ended December 31 2008, without registration under the Securities Act of 1933, as amended.

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

Repurchase of Common Shares

During the year ended December 31, 2008, we did not purchase any of our common stock shares.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Plan of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We have not currently generated any revenue from operations and do not expect to report any significant revenue from operations until research and development efforts mature and we have completed a demonstration plant. Even after the completion of a demonstration plant, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the Syntec technology.

Since inception, we have funded operations through common stock issuances, related and non-related party loans in order to meet our strategic objectives.  However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of December 31, 2008, we had a working capital deficit of $984,400. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Liquidity and Capital Resources

Our cash position is $1,419 as of December 31, 2008 and was $509,504 at December 31, 2007.

Our primary source of funds since incorporation has been through the issue of our common stock, the proceeds of the initial public offering and loans to us by related parties and third parties.

The Company's ability to continue as a going concern and fund operations through the remainder of 2008 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.

Results of Continuing Operations

Twelve Months Ended December 31, 2008 and 2007

The Company had no revenue for the year ended December 31, 2008 and 2007. Expenses increased significantly from $452,356 in 2007 as compared to $1,307,689 in 2008. In 2008, the Company incurred consultant and management fees of $375,863 as compared to $207,983 in 2007 as additional consultants hired for the new development. The interest fees were $46,604 in 2008 as compared to $26,618 in 2007 for increasing loans for operations. Furthermore, the development fees increased from $91,236 in 2007 to $343,715 in 2008 as more office staffs were hired and research and development expenses were charged. The net loss for 2008 was $1,301,740 as compared to $449,395 in 2007. Our net loss per share is at $0.04 for 2008 and $0.02 for 2007.

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

New Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The Company will adopt the statement on January 1, 2009 which is the beginning of its 2009 fiscal year. Management is in the process of evaluating the impact FSP No. 142-3 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time. Management is in the process of evaluating the impact SFAS No. 162 will have on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time. Management is in the process of evaluating the impact SFAS No. 163 will have on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

SYNTEC BIOFUEL INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Syntec Biofuel Inc.

We have audited the accompanying consolidated balance sheets of Syntec Biofuel Inc., a development stage company, as of December 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Syntec Biofuel Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
February 20, 2009

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2008	2007

Current Assets
Cash	$1,419	$509,504
Receivables	23,283	6,250
Prepaids	-	31,092

	24,702	546,846

Equipment (Note 4)	254,839	226,484

Intellectual property (Note 3)	5,100,000	5,100,000
Intangible assets (Note 3)	20,000	20,000

	$5,399,541	$5,893,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$193,324	$24,314
Current portion of obligation under capital lease (Note 4)	16,411	-
Due to related parties (Note 5)	561,209	190,884
Notes payable (Note 6)	238,158	148,566

	1,009,102	363,764

Obligation under capital lease (Note 4)	9,175	-

	1,018,277	363,764

Commitments and Contingencies (Notes 1,3,4,5 and 6)
Subsequent events (Note 10)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock:
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 33,194,079 (December 31, 2007: 32,972,629) (Note 7)	3,319	3,297
Additional paid-in capital	6,328,543	6,277,410
Accumulated other comprehensive income	104,342	2,059
Deficit accumulated during the development stage	(2,054,940)	(753,200)

	4,381,264	5,529,566

	$5,399,541	$5,893,330

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			March 15,
			2000
			(Date of
	Year ended		Inception) to
	December 31,		December 31,
	2008	2007	2008
			(unaudited)

Expenses
Consulting fees	$44,216	$132,455	$251,258
Depreciation	56,553	12,338	69,314
Development fees (Note 3)	343,715	91,236	434,951
Filing fees	11,133	6,266	42,278
Financing charges	85,011	10,624	95,635
Foreign exchange Loss	60,947	-	60,947
Interest expense	46,604	26,618	80,069
Management fees (Note 5)	331,647	75,528	458,560
Marketing	13,968	13,398	53,114
Office and miscellaneous	38,908	10,081	65,944
Professional fees	176,273	39,791	289,030
Rent (Note 5)	22,514	5,582	28,096
Rights and licenses costs	-	-	25,015
Travel	76,200	28,439	104,639
Write-down of website	-	-	5,000

Loss from operations	(1,307,689)	(452,356)	(2,063,850)

Other income	5,949	2,961	8,910

Net loss	$(1,301,740)	$(449,395)	$(2,054,940)

Basic and diluted loss per share	$(0.04)	$(0.02)
Weighted average shares outstanding – basic and diluted	33,097,807	20,894,470

Comprehensive loss
Net loss	$(1,301,740)	$(449,395)	$(2,054,940)
Foreign currency translation adjustment	102,283	1,988	104,342

Total comprehensive loss	$(1,199,457)	$(447,407)	$(1,950,598)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			March 15,
			2000
	Year ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008
			(unaudited)
Cash flows from operating activities
Net loss	$(1,301,740)	$(449,395)	$(2,054,940)
Non-cash items:
Depreciation	56,553	12,338	69,314
Financing charges	32,600	1,400	34,000
Accrued interest on notes payable	7,512	8,312	15,824
Interest on capital lease obligation	1,637	-	1,637
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Changes in operating assets and liabilities:
Receivables	(17,033)	(6,250)	(23,283)
Prepaids	31,092	(31,092)	-
Accounts payable and accrued liabilities	169,010	11,997	193,322
Amounts due to related parties	105,552	41,275	154,636

Net cash used in operating activities	(914,817)	(411,415)	(1,571,164)

Cash flows from investing activities
Investment in equipment	(29,422)	(1,425)	(33,667)
Repayment of debt assumed	-	(350,000)	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash used in investing activities	(29,422)	(351,425)	(388,668)

Cash flows from financing activities
Common stock issued for cash	51,155	1,125,000	1,277,767
Proceeds from notes payable	49,480	130,000	204,106
Payments under capital lease obligation	(31,537)	-	(31,537)
Proceeds from related parties	264,773	-	406,573

Net cash provided by financing activities	333,871	1,255,000	1,856,909

Effect of exchange rates on cash	102,283	1,988	104,342

Net increase (decrease) in cash	(508,085)	494,148	1,419

Cash, beginning	509,504	15,356	-

Cash, ending	$1,419	$509,504	$1,419

Supplemental cash flow information (Note 9)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Amount	Capital	Income (Loss)	Stage	Total
Balance, March 15, 2000	–	$–	$–	$–	$–	$–
Stock issued for legal and organizational expenses at a fair market value of $0.01 per share	1,600,000	160	7,840	–	–	8,000
Stock issued for acquisition of a license at a fair market value of $0.01 per share	7,000,000	700	34,300	–	–	35,000
Dividend deemed paid	-	-	(10,250)	–	–	(10,250)
Net loss for the period	–	–	–	–	(32,750)	(32,750)
Balance, December 31, 2000	8,600,000	860	31,890	–	(32,750)	–
Net loss for the year	–	–	–	–	(500)	(500)
Balance, December 31, 2001	8,600,000	860	31,890	–	(33,250)	(500)
Net loss for the year	–	–	–	–	(1,857)	(1,857)
Balance, December 31, 2002	8,600,000	860	31,890	–	(35,107)	(2,357)
Net loss for the year	–	–	–	–	(6,529)	(6,529)
Balance, December 31, 2003	8,600,000	860	31,890	–	(41,636)	(8,886)
Stock issued as a private placement at $0.025 per share	8,474,000	848	105,077	–	–	105,925
Net loss for the year	–	–	–	–	(20,074)	(20,074)
Balance, December 31, 2004	17,074,000	1,708	136,967	–	(61,710)	76,965
Stock issued as a private placement for at $0.025 per share	26,000	2	323	–	–	325
Stock issuance cost	–	–	(5,313)	–	–	(5,313)
Unrealized gain on translation	–	–	–	610	–	610
Net loss for the year	–	–	–	–	(51,014)	(51,014)
Balance, December 31, 2005 (unaudited)	17,100,000	1,710	131,977	610	(112,724)	21,573
Stock issued as a private placement at $1.00 per share	2,500	–	1,250	–	–	1,250
Unrealized gain on translation	–	–	–	(539)	–	(539)
Net loss for the year	–	–	–	–	(191,081)	(109,081)
Balance, December 31, 2006	17,102,500	1,710	133,227	71	(303,805)	(168,797)
Unrealized gain on translation	–	–	–	1,988	–	1,988
Discount on notes payable	–	–	15,770	-	–	15,770
Stock issued for assumption of assets at fair value of $0.4550 per share	11,000,000	1,100	5,003,900	–	–	5,005,000
Stock issued as a private placement at $0.231 per share	4,870,129	487	1,124,513	–	–	1,125,000
Net loss for the year	–	–	–	–	(449,395)	(449,395)
Balance, December 31, 2007	32,972,629	3,297	6,277,410	2,059	(753,200)	5,529,566
Unrealized gain on translation	–	–	–	102,283	–	102,283
Stock issued as private placements at $0.231 per share	221,450	22	51,133	–	–	51,155
Net loss for the year	–	–	–	–	(1,301,740)	(1,301,740)
Balance, December 31, 2008	33,194,079	$3,319	$6,328,543	$104,342	$(2,054,940)	$4,381,264

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

On September 28, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Montilla Capital Inc. (“Montilla”), a private company that acquired the assets of Syntec Canada, to acquire co-ownership of certain intellectual property, in order to continue the original business plan. The agreement was subsequently amended and the Company acquired 100% ownership interest in the intellectual property. The intellectual property relates to the development of a method of producing catalysts and processes that convert biomass waste material into ethanol (see Note 3).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations and has accumulated losses of $2,054,940 since its inception and has a working capital deficiency of $984,400. The continuing operations of the Company are dependent upon its ability to raise adequate financing to develop its catalyst technology for production. The Company intends to generate money from future production of ethanol, the sale and licensing of its intellectual property and raising funds from investors via equity. Management is aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is to be expected that the Company may incur further losses in the development of its business, all of which casts reasonable doubt about the Company’s ability to continue as a going concern (see Note 10).

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

d)	Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost, which approximates market value.

e)	Equipment and Depreciation

Equipment is recorded at cost. Depreciation is provided using the following methods and annual rates:

	Basis	Rate

Computer equipments	Straight-line and declining balance	20% to 30%
Office and laboratory equipments	Straight-line	20%
Equipment under capital lease	Straight-line	20%

f)	Intangible Assets

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

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 2	Summary of Significant Accounting Policies (cont’d)

g)	Long Lived Assets

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

The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency translations are included in results of operations.

i)	Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended December 31, 2008 and 2007, the only component of comprehensive income was foreign currency translation adjustments.

j)	Government Grants

Income-related government grants are subsidies of research and development expenses. Income-related grants are credited to development expenses when it becomes probable that expenditures already incurred will constitute qualifying expenditures for purposes of reimbursement under the grants, which is typically substantially concurrent with the expenditures.

k)	Income Taxes

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

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 2	Summary of Significant Accounting Policies (cont’d)

k)	Income Taxes (cont’d)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Fin 48 became effective January 1, 2007 for the Company. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before any part of the benefit of that position may be recognized in the financial statements. It also provides guidance on the measurement of the income tax benefit associated with uncertain tax positions, derecognition, classifications, interest and penalties, accounting in interim periods and disclosure. Additionally, in May 2007, the FASB published FASB Staff Position

No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48 and it clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 was effective upon the initial adoption of FIN 48, and therefore was effective January 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 has no material effect on the Company’s financial position, statements of operations, or cash flows at this time.

l)	Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  For the years presented, diluted loss per share is equal to basic loss per share as the effect of the computations is anti-dilutive.

m)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, receivables, accounts payable, obligations under capital lease, due to related parties and notes payable approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

As of January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. SFAS No. 159 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 2	Summary of Significant Accounting Policies (cont’d)

n)	Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at December 31, 2008 and 2007, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

o)	Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The Company will adopt the statement on January 1, 2009 which is the beginning of its 2009 fiscal year. Management is in the process of evaluating the impact FSP No. 142-3 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time. Management is in the process of evaluating the impact SFAS No. 162 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time. Management is in the process of evaluating the impact SFAS No. 163 will have on the Company’s consolidated financial statements.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 3	Acquisition of assets

Pursuant to the Asset Purchase Agreement, the Company issued 11,000,000 common shares to Montilla at a fair value of $0.455 per share, for total consideration of $5,355,000, in exchange for co-ownership of certain intellectual property, acquisition of the assets and assumption of the liabilities of Montilla, of $350,000.

This sale was subject to the Company raising a minimum of $500,000 by December 31, 2007 which was completed during fiscal 2007.

Consideration
11,000,000 common shares at a fair value of $0.455	$5,005,000
Debt assumed	350,000

$5,355,000

Fair Value of Assets Acquired
Office equipment	$15,000
Laboratory equipment	220,000
Intangible assets	20,000
Intellectual property	5,100,000

$5,355,000

Subsequently, the Asset Purchase Agreement with Montilla was amended to grant the Company 100% ownership of the intellectual property.

Concurrent with the Asset Purchase Agreement, the Company entered into a development service agreement (the “Service Agreement”) on November 1, 2007 with Syntec Biofuel Research Inc. (“Syntec Biofuel Research”), a company located in British Columbia, Canada. Syntec Biofuel Research will provide certain services related to the ongoing research and development of the catalysts acquired under the Asset Purchase Agreement. In exchange, the Company will pay Syntec Biofuel Research on a cost plus 5% basis. Syntec Biofuel Research will also apply for a Scientific Research and Experimental Development Credit, which is a refundable tax credit based on annual rates prescribed by the Canadian Income Tax Act. The amount of refundable tax credit received by Syntec Biofuel Research will be assigned to the Company, less a 10% fee.

The Service Agreement will be for an initial term of two years commencing November 1, 2007 and automatically renew for one additional year unless terminated in writing at least 60 days prior to the end of the term. During the year ended December 31, 2008, the Company paid or accrued development fees to Syntec Biofuel Research for $395,783 (December 31, 2007 - $91,236) of which $115,501 (2007 – $NIL) has been refunded to the Company, as per the development tax credits received. These balances have been allocated to the statements of operations under development fees.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 4	Equipment

	Cost	Accumulated Depreciation	December 31, 2008 Net Book Value	December 31, 2007 Net Book Value
Computer equipment	$6,907	$2,468	$4,439	$3,234
Office equipment	15,416	3,819	11,597	14,250
Laboratory equipment	245,395	50,981	194,414	209,000
Equipment under capital lease	55,486	11,097	44,389	-

	$323,204	$68,365	$254,839	$226,484

The Company leases laboratory equipment under capital lease that expires in fiscal 2010. At December 31, 2008, the Company has recorded the obligation under capital lease of $16,411 (December 31, 2007 - $NIL) as the current portion and $9,175 (December 31, 2007 - $NIL) as the long-term portion. Minimum lease payments under this agreement in future fiscal years are as follows:

Fiscal Year Ending December 31,	Lease Payments
2009	$19,167
2010	9,583
Total minimum lease payments	$28,750

Amount representing interest	(3,164)
Total obligation under capital lease	$25,586

Note 5	Related Party Transactions

During the year ended December 31, 2008, the Company incurred management fees of $331,647 (December 31, 2007 - $75,528) which were charged by a company controlled by a director and officer of the Company and the directors of the Company.

During the year ended December 31, 2008, the Company incurred rental expense of $22,514 (December 31, 2007 - $5,582) which was charged by company controlled by a director and officer of the Company.

As at December 31, 2008, an amount of $79,118 (December 31, 2007 – $24,438) is owing to directors and officers of the Company. This amount is unsecured, non-interest bearing and has no set terms of repayment.

On June 11, 2008, the Company received a loan of $29,283 from the spouse of a director and officer of the Company. The promissory note is unsecured and bears interest at 10% per annum. Under the terms of the agreement, the Company incurred $131 in interest. The total balance of the loan and accrued interest was repaid on June 27, 2008.

On June 20, 2008, the Company received $246,300 from CAJ Business Solutions Ltd. (“CAJ”), (formerly Impulse Advertising Ltd.), a company controlled by the spouse of a director and officer of the Company. Under the terms of the loan agreement, the Company paid $24,630 in finance fees; this fee was paid during the year ended December 31, 2008. The loan bears interest

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 5	Related Party Transactions (cont’d)

at 10% per annum and is secured by promissory note and a general security agreement, granting CAJ a security interest in all of the assets and intellectual property held by the Company. Under the terms of the general security agreement, in the event of default by the Company, the security interest shall become enforceable, allowing CAJ to take immediate possession of the collateral in any manner permitted by law. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 20, 2008. The loan has been extended until April 30, 2009. In the event that the Company requests an additional extension on the loan, CAJ will receive one fully paid, worldwide, single use, royalty free, non-exclusive license for use of the Company’s intellectual property as compensation. Included in the due to related parties balance at December 31, 2008 is accrued interest of $13,158 (December 31, 2007 - $NIL).

On September 26, 2008, the Company received a loan of $18,473 from Pelican Financial Corp., a company controlled by a director and officer of the Company. The promissory note is unsecured, bears interest at 10% per annum and was charged an initial loan fee of 10% of the capital debt. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 31, 2008. The loan has been extended until April 30, 2009. Included in the due to related parties balance at December 31, 2008 is accrued interest and loan fees of $2,338 (December 31, 2007 - $NIL).

The Company had received loans from Iris International Holdings Limited (“Iris”), a significant shareholder of the Company, in the amount of $141,500 comprised of $56,500 received on July 26, 2006 and $85,000 received on September 28, 2006. These loans are unsecured and bear interest at 5% per annum. Repayment of the principal and accrued interest is payable by the Company on April 30, 2009, with extension fees of 10% of the capital debt.

Iris has the option to convert the $85,000 note payable, if not repaid by April 30, 2009, into common shares of the Company at CDN $0.10 per share.

Included in the due to related parties balance at December 31, 2008 is accrued interest and extension fees of $60,322 (December 31, 2007 - $24,946) relating to loans owing to Iris.

Note 6	Notes payable

a)
On May 21, 2008, the Company received a loan in the amount of $44,334 from Montilla. The loan is unsecured and bears interest at 10% per annum. Repayment of the principal and accrued interest is payable on March 31, 2009. Failure of repayment of this note payable will result in a penalty of one fully paid, worldwide, single use, non-exclusive license for use of the Company’s intellectual property, for which Montilla will pay to the Company a royalty fee of 1.5% of sales. Included in the notes payable balance at December 31, 2008 is accrued interest and loan fees of $7,166.

b)
As of December 31, 2008, the Company had received loans totaling $144,000 (December 31, 2007 - $144,000) from Hokley Limited (“Hokley”), which are unsecured and each carry a loan fee equal to 10% of the principal balance.

Repayment of the following principal, accrued interest and loan fees are payable by the Company on June 30, 2009. The dates on which the loans were received and applicable interest rates are as follows:

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 6	Notes payable (cont’d…)

i.	On August 4, 2004, the Company received $4,000 which bears interest at 8% per annum;
ii.	On September 24, 2004, the Company received $5,000 which bears interest at 10% per annum;
iii.	On December 23, 2004, the Company received $5,000 which bears interest at 10% per annum;
iv.	On May 28, 2007, the Company received $30,000 which bears interest at 5% per annum; and
v.	On July 18, 2007, the Company received $30,000 which bears interest at 5% per annum.

Repayment of the following principal, accrued interest and loan fees are payable by the Company on February 28, 2009. The loans have been extended until August 31, 2009 (see Note 10). The dates on which the loans were received and applicable interest rates are as follows:

i.	On February 26, 2007, the Company received $40,000 which bears interest at 5% per annum; and
ii.
On September 26, 2007, the Company received $30,000 which bears interest at 10% per annum. In the event that the Company fails to pay the capital and interest on the extended date, Hokley will receive one fully paid, worldwide, single use, non-exclusive license for use of the Company’s intellectual property, for which Hokley will pay to the Company a royalty fee of 1.5% of sales.

Included in the notes payable balance at December 31, 2008 is accrued interest and loan fees of $42,658 (December 31, 2007 - $9,712).

Pursuant to SFAS No. 157, “Fair Value Measurements”, management has recognized that the interest rate on the notes payable from Hokley are below fair market value, and has recorded a discount on the funds received from Hokley during fiscal 2007 of $15,770. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the notes. During the year ended December 31, 2008, $5,146 (December 31, 2007 – $10,624) was accreted to notes payable and expensed as finance charges.  The carrying value of the notes payable at December 31, 2008 of $144,000 (December 31, 2007 – $138,854) has been accreted to its face value over the original term of the notes payable.

Note 7	Common stock

a)
During the year ended December 31, 2007, the Company issued 11,000,000 common shares for assumption of assets and liabilities with a net fair value of $5,005,000 pursuant to the Asset Purchase Agreement with Montilla.

b)	During the year ended December 31, 2007, the Company completed a private placement of 4,870,129 common shares for total proceeds of $1,125,000.
c)	During the year ended December 31, 2008, the Company completed a private placement of 221,450 common shares for total proceeds of $51,155.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 8	Income taxes

The parent Company is subject to income taxes in the US and its wholly-owned subsidiary is subject to income taxes in Canada. As of December 31, 2008, both the Company and its subsidiary had accumulated non-capital loss carry-forwards of approximately $2,110,000 of which $1,344,000 pertained to the US and $766,000 to Canada. These losses are available to reduce taxable income in future taxation years and begin to expire in 2020 after a carry forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At December 31, 2008 and 2007, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	December 31,	December 31,
	2008	2007

Non-capital tax loss carry forwards	$2,110,000	$838,000
Statutory tax rate	30%	30%
Effective tax rate	-	–
Deferred tax asset	633,000	251,400
Less: valuation allowance	(633,000)	(251,400)
Net deferred tax asset	$–	$–

	December 31,	December 31,
	2008	2007
Net Loss before income taxes	$1,301,740	$449,395
Non-deductible items	(30,162)	(22,962)
	1,271,578	426,433
Statutory tax rate	30%	30%
Deferred tax asset	381,473	127,930
Valuation allowance	(381,473)	(127,930)
	$-	$-

As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not have any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change and management does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 9	Supplemental cash flow information

			March 15,
			2000
			(Date of
	Year ended		Inception)
	December 31,		December 31,
	2008	2007	2008
			(unaudited)
Cash paid for:
Income taxes	$-	$-	$-

Interest	$131	$-	$131

Non-cash investing activity:
A total of 11,00,000 common shares were issued to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, pursuant to the Asset Purchase Agreement (Note 3)	$-	$5,005,000	$5,005,000
Debt assumed on acquisition of assets	$-	$350,000	$350,000

Non-cash financing activities:
Equipment acquired under capital lease	$55,486	$-	$55,486

An aggregate of 4,323,000 common shares were issued at fair values of $0.01 to $0.025 per share net of a deemed dividend of $10,250	$-	$-	$33,325

A total of 1,600,000 common shares were issued to a company controlled by a director at a fair value of $0.005 per share for legal and organizational expenses paid	$-	$-	$8,000

A total of 7,000,000 common shares were issued at fair value of $0.005 per share for the acquisition of a license from a company controlled by a director.	$-	$-	$35,000

Dividend deemed paid	$-	$-	$(10,250)

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 10	Subsequent events

a)
Subsequent to December 31, 2008, the Company received a loan from Iris, a significant shareholder of the Company, in the amount of $200,000. This loan is secured by a promissory note and bears interest at 10% per annum. Repayment of the principal and accrued interest is payable by the Company on June 15, 2009. Failure of repayment will result in a penalty of one fully paid, worldwide, single use, non-exclusive master license for use of the Company’s catalyst technology, for which Iris will pay to the Company a royalty fee of 1.5% of sales.

b)
Subsequent to December 31, 2008, the Company extended the repayment of two loans from Hokley, previously due on February 28, 2009. Hokley has agreed to extend repayment of the loans until August 31, 2009 in exchange for a penalty charge of 10% of the capital debt. The total principal amount of the two loans is $70,000.

Note 11	Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

The fiscal years ended December 31, 2008, 2007 and 2006 were audited by Dale Matheson Carr-Hilton LaBonte LLP.  The fiscal years ended December 31, 2005, 2004, 2003 and 2002 were audited by Amisano Hanson.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

Internal Control over Financial Reporting

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial close and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2008 and communicated the matters to our management.

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

This annual report does not include an attestation report of Dale Matheson Carr-Hilton LaBonte LLP., the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Dale Matheson Carr-Hilton LaBonte LLP pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

All information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2008 was reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Title
Michael Jackson [1]	68	Chief Executive Officer and Director
Janet Cheng[2]	38	Chief Financial Officer and Director

1 Mr. Jackson was elected as officer and director in March 2000.
2 Janet Cheng was appointed as Chief Financial Officer on September 28, 2007.  She was appointed as a Director on November 8, 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of the copies of the Section 16(a) forms we received covering acquisition and disposition transactions in our common stock during the year ended December 31, 2008, we believe that each person who, at any time during that fiscal year, was a director, executive officer, or beneficial owner of 10% or more of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions.  Such Code of Ethics is published on the Company’s internet website (www.syntecbiofuel.com).

Audit Committee

At present we do not have a separately designated standing audit committee and does not have an audit committee financial expert. The entire board of directors is acting as our Company's Audit Committee. The board of directors has determined that our Company is, at present, a development company and has not yet generated or realized any revenues from our business operations.

Item 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the “Named Executive Officer”) during the three most recent fiscal years.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Michael Jackson[1] Chairman, President	2006 2007 2008	- - -	- - -			- - -		9,920 44,528 144,240	9,920 44,528 144,240
Michael Raftery[2] Chief Financial Officer	2006	-	-			-		11,013	11,013
Cary Martin[3]	2006	-	-			-		26,934	23,934
George Kosanovich[4] Chief Executive officer	2007 2008	-	-			-		39,750 104,586	39,750 104,586
Janet Cheng[5] Chief Financial Officer	2007 2008	-	-			-		12,000 38,720	12,000 38,720

1 Mr. Jackson was elected as officer and director in March 2000.  Michael Jackson became Chief Executive Officer on October 15, 2008
2 Mr. Raftery resigned as officer and director in February 2007.
 3 Mr.  Martin resigned as officer and director in November 2006
4 Dr. George Kosanovich was appointed as Chief Executive Officer on September 28, 2007.  He was appointed as a Director on November 19, 2007.  George Kosanovich resigned as Chief Executive Officer on October 15, 2008
5 Janet Cheng was appointed as Chief Financial Officer on September 28, 2007.  She was appointed as a Director on November 8, 2007.

Compensation Committee Interlocks and Insider Participation

The Company does not have a standing compensation committee or committed performing similar function as the Company is, at present, a development company.  The entire Board of Directors acts as the compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2008, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of us as a group. The computation is based upon 33,194,079 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

Name and Address	Number of Shares	Percentage Owned
CEDE & CO New York, NY	1,724,827	5.20%
Ryerson Corporation A.V.V. [1] c/o 7 Abraham de Veerstraat P.O. Box 840, Curacao Netherlands Antilles	9,205,000	27.73%
Iris International Le Montaigne 7 Avenue de Grande-Bretagne MC 98000 Monaco.	5,663,000	17.06%
Wood Energy Resources LLC 8159 Titleist Drive Pineville, LA 71360	4,437,229	13.37%
Montilla Capital Inc. c/o 7 Abraham de Veerstraat P.O. Box 840, Curacao Netherlands Antilles	3,080,000	9.28%
Michael Jackson Director and President	814,000 9,205,000[1]	2.45% 27.73%
All Executive Officers and Directors as a Group	10,019,000	30.18%
[1] Michael Jackson is the controlling shareholder of Ryerson Corporation A.V.V. He is the President, Secretary, Treasurer and Chairman of the Board of Syntec Biofuel Inc.

The Company does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has issued a Promissory Note to CAJ Business Solutions Ltd (formerly Impulse Advertising Ltd) for the amount of $246,300. The Note is secured by a General Security Agreement, earns interest of 10% and is due and payable on April 30, 2009.  Carol Jackson, spouse of Michael Jackson, President of our Company, is the President of CAJ Business Solutions Ltd.

The Company has issued a Promissory Note to Carol Jackson for the amount of $29,283. The Note is not secured and earns interest of 10% per annum. The loan was repaid on June 27, 2008.

The Company has issued a Promissory Note to Pelican Financial Corp. for the amount of $18,473. The Note is not secured, bears interest of 10% and is due and payable on April 30, 2009.  Michael Jackson, President of our Company, is the President of Pelican Financial Corp.

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

Item 14. Principal Accounting Fees and Services.

1.	Audit Fees

The aggregate fees paid for 2008 fiscal year for professional services rendered by the principal accountant, Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (“DMCL”), and the fees for the 2007 fiscal year for the services rendered by Amisano Hanson Chartered Accountants, for the audit of our annual financial statements and review of financial statements included in our Form 10-Qand 10-K and 10-KSB/A are as follows:

	2008	2007
	(estimated)	(actual)
DMCL Chartered Accountants	$38,250	$32,250
Amisano Hanson Chartered Accountants	$-	$530

2.	Audit-Related Fees

There were no additional aggregate fees billed in each of the last two fiscal years for assurance and related services by neither the accountant, Amisano Hanson Chartered Accountants, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Included in Part II, Item 8

Financial Statement Schedule

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation dated July 26, 2006
3.2	Amended and Restated Bylaws dated July 12, 2006
4.1	Specimen Stock Certificate for Shares of Common Stock of the Company(1)
10.1	License Agreement (2)
10.2	Assignment of License Agreement(2)
10.3	Settlement Agreement(3)
10.4	Manufacturing Agreement(3)
10.5	Acquisition Agreement of the URL(4)
10.6	Asset Purchase and Assignment Agreement (5)
10.7	Amendment to Asset Purchase and Assignment(6)
10.8	Intellectual Property And Asset Purchase Agreement dated September 28, 2007 (7)
Amendment To Intellectual Property And Asset Purchase dated October 25, 2007(8)
10.9	General Security Agreement dated June 20, 2008 (9)
21.1	List of Subsidiaries
31.1	302 Certification for the Chief Executive Officer
31.2	302 Certification for the Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Filed on October 6, 2000 as an exhibit to the Company’s report on Form SB-2 and incorporated herein by reference
(2)	Filed on October 10, 2000 as an exhibit to the Company’s report on Form SB-2/A and incorporated herein by reference
(3)	Filed on January 29, 2001 as an exhibit to the Company’s report on Form SB-2/A and incorporated herein by reference
(4)	Filed on January December 16, 2003 as an exhibit to the Company’s report on Form SB-2/A and incorporated herein by reference
(5)	Filed on April 12, 2006 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference
(6)	Filed on July 17, 2006 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference
(7)	Filed on October 1, 2007 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference
(8)	Filed on October 25, 2007 as an exhibit to the Company’s report on Form 8-K/A and incorporated herein by reference
(9)	Filed on June 26, 2008 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson Michael Jackson Director, CEO	Date: March 17, 2009

/s/ Janet Cheng	Date: March 17, 2009
Janet Cheng Director, CFO