Form 10-Q
period 2009-03-31
SYNTEC BIOFUEL INC
filed 2009-05-14
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 1, 2009 was 33,194,079.

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-Q

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2009

Unaudited

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Unaudited

ASSETS	March 31,	December 31,
	2009	2008

Current Assets
Cash	$3,447	$1,419
Receivables	15,915	23,283

	19,362	24,702

Equipment (Note 4)	236,731	254,839

Intellectual property (Note 3)	5,100,000	5,100,000
Intangible assets (Note 3)	20,000	20,000

	$5,376,093	$5,399,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$163,531	$193,324
Current portion of obligation under capital lease (Note 4)	16,452	16,411
Due to related parties (Note 5)	797,909	561,209
Notes payable (Note 6)	246,742	238,158

	1,224,634	1,009,102

Obligation under capital lease (Note 4)	4,513	9,175

	1,229,147	1,018,277

Commitments and Contingencies (Notes 4, 5 and 6)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001 Issued and outstanding: None	-	-
Common stock:
Authorized: 100,000,000 with a par value of $0.0001 Issued and outstanding: 33,194,079 (December 31, 2008: 33,194,079)	3,319	3,319
Additional paid-in capital	6,344,261	6,328,543
Accumulated other comprehensive income	111,319	104,342
Deficit accumulated during the development stage	(2,311,953)	(2,054,940)

	4,146,946	4,381,264

	$5,376,093	$5,399,541

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

			March 15,
			2000
			(Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2009	2008	2009

Expenses
Consulting fees	$-	$31,949	$251,258
Depreciation	15,885	12,398	85,199
Development fees (Note 3)	105,459	138,447	540,410
Filing fees	1,109	2,149	43,387
Financing charges	7,000	2,706	102,635
Foreign exchange Loss	36,649	-	97,596
Interest expense	15,514	8,228	95,583
Management fees (Note 5)	56,225	110,353	514,785
Marketing	591	4,548	53,705
Office and miscellaneous	2,744	36,923	68,688
Professional fees	8,520	11,913	297,550
Rent (Note 5)	4,821	5,972	32,917
Rights and licenses costs	-	-	25,015
Travel	2,496	-	107,135
Write-down of website	-	-	5,000

Loss from operations	(257,013)	(365,586)	(2,320,863)

Other income	-	5,814	8,910

Net loss	$(257,013)	$(359,772)	$(2,311,953)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding – basic and diluted	33,194,079	33,056,761

Comprehensive loss
Net loss	$(257,013)	$(359,772)	$(2,311,953)
Foreign currency translation adjustment	6,977	(9,454)	111,319

Total comprehensive loss	$(250,036)	$(369,226)	$(2,200,634)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			March 15,
			2000
	Three months ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(257,013)	$(359,772)	$(2,311,953)
Non-cash items:
Depreciation	15,885	12,398	85,199
Financing charges	7,000	2,706	41,000
Accrued interest on notes payable	1,584	8,087	17,408
Interest on capital lease obligation	897	-	2,534
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Changes in operating assets and liabilities:
Receivables	7,368	252	(15,915)
Prepaids	-	31,092	-
Accounts payable and accrued liabilities	(29,793)	10,706	163,529
Amounts due to related parties	(6,051)	(15,774)	148,585

Net cash used in operating activities	(260,123)	(310,305)	(1,831,287)

Cash flows from investing activities
Investment in equipment	-	(17,407)	(33,667)
Repayment of debt assumed	-	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash used in investing activities	-	(17,407)	(388,668)

Cash flows from financing activities
Common stock issued for cash	-	51,155	1,277,767
Proceeds from notes payable	-	-	204,106
Payments under capital lease obligation	(3,295)	-	(34,832)
Payments to related parties	(20,811)	-	(20,811)
Proceeds from related parties	279,280	-	685,853

Net cash provided by financing activities	255,174	51,155	2,112,083

Effect of exchange rates on cash	6,977	(9,454)	111,319

Net increase (decrease) in cash	2,028	(286,011)	3,447

Cash, beginning	1,419	509,504	-

Cash, ending	$3,447	$223,493	$3,447
Supplemental cash flow information (Note 7)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Note 1	Basis of Presentation

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K of the Company for the year ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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
March 31, 2009
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

The Service Agreement will be for an initial term of two years commencing November 1, 2007 and automatically renew for one additional year unless terminated in writing at least 60 days prior to the end of the term. During the period ended March 31, 2009, the Company paid or accrued development fees to Syntec Biofuel Research for $105,459 (March 31, 2008 - $138,447). The balance has been allocated to the statements of operations under development fees.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Note 4	Equipment

	Cost	Accumulated Depreciation	March 31, 2009 Net Book Value	December 31, 2008 Net Book Value
Computer equipment	$6,827	$2,819	$4,008	$4,439
Office equipment	15,401	4,588	10,813	11,597
Laboratory equipment	242,990	62,694	180,296	194,414
Equipment under capital lease	55,486	13,872	41,614	44,389

	$320,704	$83,973	$236,731	$254,839

The Company leases laboratory equipment under capital lease that expires in fiscal 2010. At March 31, 2009, the Company has recorded the obligation under capital lease of $16,452 (December 31, 2008 - $16,411) as the current portion and $4,513 (December 31, 2008 - $9,175) as the long-term portion. The capital lease has an effective interest rate of 15%. Minimum lease payments under this agreement in future fiscal years are as follows:

Fiscal Year Ending December 31,	Lease Payments
2009	$13,881
2010	9,254
Total minimum lease payments	$23,135

Amount representing interest	(2,170)
Total obligation under capital lease	$20,965

Note 5	Related Party Transactions

During the period ended March 31, 2009, the Company incurred management fees of $56,225 (March 31, 2008 - $110,353) which were charged by a company controlled by a director and officer of the Company and the directors of the Company.

During the period ended March 31, 2009, the Company incurred rental expense of $4,821 (March 31, 2008 - $5,972) which was charged by company controlled by a director and officer of the Company.

As at March 31, 2009, an amount of $68,354 (December 31, 2008 – $79,118) is owing to directors and officers of the Company. This amount is unsecured, non-interest bearing and has no set terms of repayment.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Note 5	Related Party Transactions (cont’d)

On June 20, 2008, the Company received $237,840 (CDN $300,000) (December 31, 2008 - $246,300) from CAJ Business Solutions Ltd. (“CAJ”), (formerly Impulse Advertising Ltd.), a company controlled by the spouse of a director and officer of the Company. Under the terms of the loan agreement, the Company paid $24,630 in finance fees; this fee was paid in 2008. The loan bears interest at 10% per annum and is secured by promissory note and a general security agreement, granting CAJ a security interest in all of the assets and intellectual property held by the Company. Under the terms of the general security agreement, in the event of default by the Company, the security interest shall become enforceable, allowing CAJ to take immediate possession of the collateral in any manner permitted by law. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 20, 2008. The loan has been extended until April 30, 2009 (see Note 8). In the event that the Company requests an additional extension on the loan, CAJ will receive one fully paid, worldwide, single use, royalty free, non-exclusive license for use of the Company’s intellectual property as compensation. Included in the due to related parties balance at March 31, 2009 is accrued interest and financing fee of $18,653 (December 31, 2008 - $13,158).

On September 26, 2008, the Company received a loan from Pelican Financial Corp., a company controlled by a director and officer of the Company. The promissory note is unsecured, bears interest at 10% per annum and is payable by the Company on April 30, 2009. All outstanding principal and accrued interest have been repaid during the period ended March 31, 2009 (December 31, 2008 - $20,811).

On March 13, 2009, the Company received a loan of $79,280 (CDN $100,000) from TargetBar Marketing Inc. (“TargetBar”), a company controlled by a director and officer of the Company. The promissory note is unsecured, bears interest at 8% per annum. Repayment of the principal and accrued interest is payable by the Company on August 31, 2009. Included in the due to related parties balance at March 31, 2009 is accrued interest of $313 (December 31, 2008 - $NIL). TargetBar has the option to convert the $79,280 note payable, at any time during the term of the promissory note, into common shares of the Company at $0.25 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,718 as additional paid-in capital and an equivalent discount which will be expensed over the term of the promissory note. During the three months ended March 31, 2009, the Company recorded accretion of $1,429 against the discount of the promissory note.

The Company had received loans from Iris International Holdings Limited (“Iris”), a significant shareholder of the Company, in the amount of $341,500 (December 31, 2008 - $141,500) comprised of :
o	$56,500 received on July 26, 2006,
o	$85,000 received on September 28, 2006,
o	$100,000 received on January 7, 2009, and
o	$100,000 received on January 20, 2009.

These loans are unsecured and bear interests ranging from 5% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on April 30, 2009 (see Note 8), with extension fees of 10% of the capital debt. Included in the due to related parties balance at March 31, 2009 is accrued interest and extension fees of $66,258 (December 31, 2008 - $60,322) relating to loans owing to Iris.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Note 6	Notes payable

a)
On May 21, 2008, the Company received a loan in the amount of $42,811 (CDN $54,000) (December 31, 2008 - $44,334) from Montilla. The loan is unsecured and bears interest at 10% per annum. Repayment of the principal and accrued interest is payable on September 30, 2009. Failure of repayment of this note payable will result in a penalty of one fully paid, worldwide, single use, non-exclusive license for use of the Company’s intellectual property, for which Montilla will pay to the Company a royalty fee of 1.5% of sales. Included in the notes payable balance at March 31, 2009 is accrued interest and loan fees of $7,975 (December 31, 2008 - $7,166).

b)
As of March 31, 2009, the Company had received loans totaling $144,000 (December 31, 2008 - $144,000) from Hokley Limited (“Hokley”), which are unsecured and each carry a loan fee equal to 10% of the principal balance.

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

Repayment of the following principal, accrued interest and loan fees are payable by the Company on February 28, 2009. The loans have been extended until August 31, 2009. The dates on which the loans were received and applicable interest rates are as follows:

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

Included in the notes payable balance at March 31, 2009 is accrued interest and loan fees of $51,956 (December 31, 2008 - $42,658).

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Note 7	Supplemental cash flow information

			March 15,
			2000
			(Date of
	Three months ended		Inception)
	March 31,		March 31,
	2009	2008	2009

Cash paid for:
Income taxes	$-	$-	$-

Interest	$-	$-	$131

Non-cash investing activity:
A total of 11,00,000 common shares were issued to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, pursuant to the Asset Purchase Agreement (Note 3)	$-	$-	$5,005,000
Debt assumed on acquisition of assets	$-	$-	$350,000

Non-cash financing activities:
Equipment acquired under capital lease	$-	$-	$55,486

An aggregate of 4,323,000 common shares were issued at fair values of $0.01 to $0.025 per share net of a deemed dividend of $10,250	$-	$-	$33,325

A total of 1,600,000 common shares were issued to a company controlled by a director at a fair value of $0.005 per share for legal and organizational expenses paid	$-	$-	$8,000

A total of 7,000,000 common shares were issued at fair value of $0.005 per share for the acquisition of a license from a company controlled by a director.	$-	$-	$35,000

Dividend deemed paid	$-	$-	$(10,250)

Note 8	Subsequent events

On May 1, 2009, the Company signed a loan extension agreement with Iris to extend repayment of all loans from April 30, 2009 to October 31, 2009 in exchange for a penalty charge of 10% of the capital debt. If the entire outstanding balance is repaid before the new due date, the penalty charge will be reduced to 5%.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Note 8	Subsequent events (cont’d)

On May 1, 2009, the Company signed a loan extension agreement with CAJ to extend repayment of the loan from April 30, 2009 to October 31, 2009 in exchange for a penalty charge of 10% of the capital debt. It the entire outstanding balance is repaid before the new due date, the penalty charge will be reduced to 5%. In the event the Company fails to pay the capital debt and outstanding interest by the due date, CAJ will receive, as penalty, one fully paid, worldwide, royalty free, non-exclusive license for use of the Company’s catalyst technology, including a full copy of the intellectual property, with up to date supporting research materials.

Note 9	Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

PLAN OF OPERATIONS

Having achieved a yield of 110 gallons of alcohol per ton of biomass, Syntec's next undertaking is to build a 1 ton per day Pilot plant to validate their technology and use the facility as a showcase for viewing by potential licensees and investors. Syntec is in discussion with a few groups who either have developed gasifiers or are also looking to validate their technology, or have biomass available with access to funding. Such a Pilot plant is expected to cost between US$6 million and $10 million.

Syntec is continuously working on improving their catalysts to maximize yield and productivity and are in discussion with a US University to assist in getting the catalysts ready for deployment.

We are also in discussion with an Asian Group who wishes to build a small Pilot plant for processing the mixed alcohol catalyst in conjunction with a larger scale bio-methanol demonstration plant. This 150 tpd plant will generate revenue of approximately $9 million a year to a joint venture initiative.

Syntec has filed an LOI with the USDA for R & D funding and have also joined a consortium applying to the DOE for funding a 1 tpd Pilot Plant.

The Biofuel market has been battered by low ethanol and methanol pricing tied to the price of oil and we expect the price to increase when oil prices rise. The future of biofuel is almost guaranteed with the US Government mandating 21 billion gallons of cellulosic biofuel by 2035.

The corn ethanol producers have been hit hard with increased prices for Corn and a corresponding drop in price for ethanol. As a result many companies have, and are, going bankrupt. Fortunately, the Syntec catalyst produces mixed alcohols which include Propanol and Butanol. These two alcohols sell for greater than $6 a gallon and raise the average price of our combined mix of alcohols. There is the added tax credit incentive of $1.01 a gallon which will be shared with the refinery blenders and which would increase our revenue by $0.50 per gallon.

Syntec is still very bullish on achieving success as a leader in the thermo-chemical race. Producing ethanol and other alcohols from waste biomass is still very compelling and our projected production cost of $0.88 per gallon is still one of the lowest in the biofuel industry. Our technology is far simpler and more stable than using enzymes and fermentation to break down cellulose and should consistently be able to be produced at a much lower price.

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of March 31, 2009, we had a working capital deficit of $1,205,272. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

THREE MONTHS ENDING MARCH 31, 2009

The Company had no revenue for the three months ended March 31, 2009 and 2008. The total expenses decreased from $365,586 in 2008 as compared to $257,013 in 2009. In 2009, the Company incurred consultant and management fees of $56,225 as compared to $142,302 in 2008 as no consultants were hired. The development fees decreased from $138,447 in 2008 to $105,459 in 2009 because of lower research and development expenses. The decrease of office and miscellaneous expenses from $36,923 in 2008 to $2,744 in 2009 is mainly due to reduced traveling, conferences and trade show expenses and regulatory filings. Our net loss per share is at $0.01 for 2009 and 2008.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $3,447 at March 31, 2009 and was $1,419 at December 31, 2008.

Our working capital deficit at March 31, 2009 was $1,205,272 as compared to $984,400 at December 31, 2008.

The Company's ability to continue as a going concern and fund operations through the remainder of 2009 is contingent upon its ability to raise funds through equity or debt financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

During the three months ended March 31, 2009, management took steps to improve the internal controls over financial reporting by (1) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (2) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (3) following the newly written accounting and financial reporting procedures in (2) which tightens the control over the period ends.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation dated July 26, 2006 (1)
3.2	Amended and Restated Bylaws dated July 12, 2006 (2)
4.1	Specimen Stock Certificate for Shares of Common Stock of the Company(3)
10.01	License Agreement (4)
10.02	Assignment of License Agreement(4)
10.03	Settlement Agreement(5)
10.04	Manufacturing Agreement(5)
10.05	Acquisition Agreement of the URL(6)
10.06	Asset Purchase and Assignment Agreement (7)
10.07	Amendment to Asset Purchase and Assignment(8)
10.08	Intellectual Property And Asset Purchase Agreement dated September 28, 2007 (9)
Amendment To Intellectual Property And Asset Purchase dated October 25, 2007(10)

10.09	General Security Agreement dated June 20, 2008 (11)
10.10	Amended Service agreement dated May1, 2009(12)
31.1	302 Certification for the Chief Executive Officer
31.2	302 Certification for the Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Filed on March 18, 2009 as an exhibit to the Company’s report on Form 10-K and incorporated herein by reference
(2)	Filed on March 18, 2009 as an exhibit to the Company’s report on Form 10-K and incorporated herein by reference
(3)	Filed on October 6, 2000 as an exhibit to the Company’s report on Form SB-2 and incorporated herein by reference
(4)	Filed on October 10, 2000 as an exhibit to the Company’s report on Form SB-2/A and incorporated herein by reference
(5)	Filed on January 29, 2001 as an exhibit to the Company’s report on Form SB-2/A and incorporated herein by reference
(6)	Filed on January December 16, 2003 as an exhibit to the Company’s report on Form SB-2/A and incorporated herein by reference
(7)	Filed on April 12, 2006 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference
(8)	Filed on July 17, 2006 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference
(9)	Filed on October 1, 2007 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference
(10)	Filed on October 25, 2007 as an exhibit to the Company’s report on Form 8-K/A and incorporated herein by reference
(11)	Filed on June 26, 2008 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference.
(12)	Filed on May 5, 2009 as an exhibit to the Company’s report on Form 8-K and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson	Date: May 13, 2009
Michael Jackson Director, CEO

/s/ Janet Cheng	Date: May 13, 2009
Janet Cheng Director, CFO