Form 10-Q
period 2009-06-30
SYNTEC BIOFUEL INC
filed 2009-08-14
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

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
Yes  ☐  No  ☐  Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 1, 2009 was 33,204,079.

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-Q

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC.

 (A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2009

Unaudited

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Unaudited

ASSETS	June 30,	December 31,
	2009	2008

Current Assets
Cash	$7,983	$1,419
Receivables	19,078	23,283

	27,061	24,702

Equipment (Note 4)	225,684	254,839

Intellectual property (Note 3)	5,100,000	5,100,000
Intangible assets (Note 3)	20,000	20,000

	$5,372,745	$5,399,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$172,842	$193,324
Current portion of obligation under capital lease (Note 4)	18,524	16,411
Due to related parties (Note 5)	1,038,010	561,209
Notes payable (Note 6)	258,919	238,158

	1,488,295	1,009,102

Obligation under capital lease (Note 4)	-	9,175

	1,488,295	1,018,277

Commitments and Contingencies (Notes 4, 5 and 6)
Subsequent Event (Note 9)
Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock:
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 33,194,079 (December 31, 2008: 33,194,079)	3,319	3,319
Additional paid-in capital	6,344,261	6,328,543
Accumulated other comprehensive income (loss)	(53,300)	104,342
Deficit accumulated during the development stage	(2,409,830)	(2,054,940)

	3,884,450	4,381,264

	$5,372,745	$5,399,541

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

					March 15, 2000 (Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Expenses
Consulting fees	$-	$3,341	$-	$35,290	$251,258
Depreciation	16,120	12,374	32,005	24,772	101,319
Development fees (Note 3)	54,199	99,217	159,658	237,664	594,609
Filing fees	1,941	5,643	3,050	7,792	45,328
Financing charges	38,550	58,490	45,550	61,196	141,185
Foreign exchange (gain) loss	(107,767)	-	(71,118)	-	(10,171)
Interest expense	22,244	7,154	37,758	15,382	117,827
Management fees (Note 5)	37,825	144,845	94,050	255,198	552,610
Marketing	19	7,441	610	11,989	53,724
Office and miscellaneous	1,426	73,564	4,170	116,459	70,114
Professional fees	28,108	54,451	36,628	66,364	325,658
Rent (Note 5)	5,132	-	9,953	-	38,049
Rights and licenses costs	-	-	-	-	25,015
Travel	80	-	2,576	-	107,215
Write-down of website	-	-	-	-	5,000

Loss from operations	(97,877)	(466,520)	(354,890)	(832,106)	(2,418,740)

Other income	-	135	-	5,949	8,910

Net loss	$(97,877)	$(466,385)	$(354,890)	$(826,157)	$(2,409,830)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted average shares outstanding – basic and diluted	33,194,079	32,112,381	33,194,079	33,042,505

Comprehensive loss
Net loss	$(97,877)	$(466,385)	$(354,890)	$(826,157)	$(2,409,830)
Foreign currency translation adjustment	(164,619)	(6,908)	(157,642)	(6,908)	(53,300)

Total comprehensive loss	$(275,976)	$(473,293)	$(512,532)	$(833,065)	$(2,463,130)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			March 15,
			2000
	Six months ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(354,890)	$(826,157)	$(2,409,830)
Non-cash items:
Depreciation	32,005	24,772	101,319
Financing charges	45,550	30,646	79,550
Accrued interest and fees on notes payable	138,303	15,382	36,585
Interest on capital lease obligation	1,548	-	3,185
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Changes in operating assets and liabilities:
Receivables	4,205	(3,899)	(19,078)
Prepaids	-	27,417	-
Accounts payable and accrued liabilities	(20,482)	50,247	172,840
Amounts due to related parties	182,758	174	454,936

Net cash provided by (used in) operating activities	28,997	(681,418)	(1,542,167)

Cash flows from investing activities
Investment in equipment	-	(32,867)	(33,667)
Repayment of debt assumed	-	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash used in investing activities	-	(32,867)	(388,668)

Cash flows from financing activities
Common stock issued for cash	-	51,155	1,277,767
Proceeds from notes payable	-	54,000	204,106
Payments under capital lease obligation	(8,610)	-	(40,147)
Payments to related parties	(24,819)	-	(24,819)
Proceeds from related parties	168,638	299,580	575,211

Net cash provided by financing activities	135,209	404,735	1,992,118

Effect of exchange rates on cash	(157,642)	(6,908)	(53,300)

Net increase (decrease) in cash	6,564	(316,458)	7,983

Cash, beginning	1,419	509,504	-

Cash, ending	$7,983	$193,046	$7,983
Supplemental cash flow information (Note 7)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 1	Basis of Presentation

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K of the Company for the year ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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
June 30, 2009
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

The Service Agreement will be for an initial term of two years commencing November 1, 2007 and automatically renew for one additional year unless terminated in writing at least 60 days prior to the end of the term. During the period ended June 30, 2009, the Company paid or accrued development fees to Syntec Biofuel Research for $159,658 (June 30, 2008 - $237,664). The balance has been allocated to the statements of operations under development fees.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 4	Equipment

	Cost	Accumulated Depreciation	June 30, 2009 Net Book Value	December 31, 2008 Net Book Value
Computer equipment	$7,017	$3,287	$3,730	$4,439
Office equipment	15,435	5,368	10,067	11,597
Laboratory equipment	248,705	75,658	173,047	194,414
Equipment under capital lease	55,486	16,646	38,840	44,389

	$326,643	$100,959	$225,684	$254,839

The Company leases laboratory equipment under capital lease that expires in fiscal 2010. At June 30, 2009, the Company has recorded the obligation under capital lease of $18,524 (December 31, 2008 - $16,411) as the current portion and $nil (December 31, 2008 - $9,175) as the long-term portion. The capital lease has an effective interest rate of 15%. Minimum lease payments under this agreement in future fiscal years are as follows:

Fiscal Year Ending December 31,	Lease Payments
2009	$10,036
2010	10,036
Total minimum lease payments	20,072

Amount representing interest	(1,548)
Total obligation under capital lease	$18,524

Note 5	Related Party Transactions

During the period ended June 30, 2009, the Company incurred management fees of $94,050 (June 30, 2008 - $255,198) which were charged by a company controlled by a director and officer of the Company.

During the period ended June 30, 2009, the Company incurred rental expense of $9,953 (June 30, 2008 - $nil) which was charged by company controlled by a director and officer of the Company.

As at June 30, 2009, an amount of $148,305 (December 31, 2008 – $79,118) is owing to directors and officers of the Company and companies controlled by a director. This amount is unsecured, non-interest bearing and has no set terms of repayment.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 5	Related Party Transactions (cont’d)

On June 20, 2008, the Company received $257,954, (CDN $300,000) (December 31, 2008 - $246,300) from CAJ Business Solutions Ltd. (“CAJ”), (formerly Impulse Advertising Ltd.), a company controlled by the spouse of a director and officer of the Company. Under the terms of the loan agreement, the Company paid finance fees of $24,630 in 2008. The loan bears interest at 10% per annum and is secured by promissory note and a general security agreement, granting CAJ a security interest in all of the assets and intellectual property held by the Company. Under the terms of the general security agreement, in the event of default by the Company, the security interest shall become enforceable, allowing CAJ to take immediate possession of the collateral in any manner permitted by law. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 20, 2008. The loan has been extended until October 31, 2009. If the entire outstanding balance is repaid before October 31, 2009, the penalty charge will be reduced to 5%.  In the event that the Company requests an additional extension on the loan, CAJ will receive one fully paid, worldwide, single use, royalty free, non-exclusive license for use of the Company’s intellectual property as compensation. Included in the due to related parties balance at June 30, 2009 is accrued interest of $26,502 (December 31, 2008 - $13,158).

The Company had received loans from TargetBar Marketing Inc. (“TargetBar”), a company controlled by a director and officer of the Company, in the amount of $167,666 (CDN $195,000) as follows:

o	$85,985 received on March 13, 2009 and due on August 31, 2009,
o	$42,990 received on April 14, 2009 and due on October 31, 2009,
o	$21,495 received on June 19, 2009 and due on December 19, 2009,
o	$17,196 received on June 30, 2009 and due on December 30, 2009.

These loans are unsecured and bear interests ranging from 8% to 10% per annum. Included in the due to related parties balance at June 30, 2009 is accrued interest of $3,026 (December 31, 2008 - $NIL). TargetBar has the option to convert the $85,985 note payable, at any time during the term of the promissory note, into common shares of the Company at $0.25 per share. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,718 as additional paid-in capital and an equivalent discount which will be expensed over the term of the promissory note. During the six months ended June 30, 2009, the Company recorded accretion of $1,429 against the discount of the promissory note.

The Company had received loans from Iris International Holdings Limited (“Iris”), a significant shareholder of the Company, in the amount of $341,500 (December 31, 2008 - $141,500) as follows:

o	$56,500 received on July 26, 2006,
o	$85,000 received on September 28, 2006,
o	$100,000 received on January 7, 2009, and
o	$100,000 received on January 20, 2009.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 5	Related Party Transactions (cont’d)

These loans are unsecured and bear interests ranging from 5% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on October 31, 2009, with extension fees of 10% of the capital debt. If the entire outstanding balance is repaid by October 31, 2009, the penalty charge will be reduced to 5%.  Included in the due to related parties balance at June 30, 2009 is accrued interest and extension fees of $108,775 (December 31, 2008 - $60,322) relating to loans owing to Iris.

Note 6	Notes payable

a)
On May 21, 2008, the Company received a loan in the amount of $42,811 (CDN $54,000) (December 31, 2008 - $44,334) from Montilla. The loan is unsecured and bears interest at 10% per annum. Repayment of the principal and accrued interest is payable on September 30, 2009. Failure of repayment of this note payable will result in a penalty of one fully paid, worldwide, single use, non-exclusive license for use of the Company’s intellectual property, for which Montilla will pay to the Company a royalty fee of 1.5% of sales. Included in the notes payable balance at June 30, 2009 is accrued interest and loan fees of $9,808 (December 31, 2008 - $7,166).

b)
As of June 30, 2009, the Company had received loans totaling $144,000 (December 31, 2008 - $144,000) from Hokley Limited (“Hokley”), which are unsecured and each carry a loan fee equal to 10% of the principal balance.

Repayment of the following principal, accrued interest and loan fees are payable by the Company on June 30, 2009 (subsequently extended to December 30, 2009). The dates on which the loans were received and applicable interest rates are as follows:

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

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 6	Notes payable (cont’d)

b)	(cont’d)
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

Included in the notes payable balance at June 30, 2009 is accrued interest and loan fees of $58,679 (December 31, 2008 - $42,658).

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 7	Supplemental cash flow information

			March 15, 2000 (Date of
	Six months ended		Inception)
	June 30,		June 30,
	2009	2008	2009

Cash paid for:
Income taxes	$-	$-	$-

Interest	$-	$-	$131

Non-cash investing activities:
A total of 11,00,000 common shares were issued to Montilla at a fair value of $0.455 per share, for total consideration of $5,005,000, pursuant to the Asset Purchase Agreement (Note 3)	$-	$-	$5,005,000
Debt assumed on acquisition of assets	$-	$-	$350,000

Non-cash financing activities:
Equipment acquired under capital lease	$-	$-	$55,486

An aggregate of 4,323,000 common shares were issued at fair values of $0.01 to $0.025 per share net of a deemed dividend of $10,250	$-	$-	$33,325

A total of 1,600,000 common shares were issued to a company controlled by a director at a fair value of $0.005 per share for legal and organizational expenses paid	$-	$-	$8,000

A total of 7,000,000 common shares were issued at fair value of $0.005 per share for the acquisition of a license from a company controlled by a director.	$-	$-	$35,000

Dividend deemed paid	$-	$-	$(10,250)

Note 8	Comparative figures

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current period.

Note 9	Subsequent Event

The $74,000 loans from Hokley have been extended to December 30, 2009 in exchange for a penalty charge of 10% of the capital debt. (Note 5)

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

Syntec is continuously working on improving their catalysts to maximize yield and productivity and are in discussion with EERC (a highly respected non profit technology center- part of the University of North Dakota) to take over the final stage of catalyst testing at their laboratories in Grand Forks North Dakota prior to deployment. Syntec has been using the services of Syntec Biofuel Research Inc. to perform R & D at their laboratory in Burnaby and will cancel this contract as soon as an agreement is in place with EERC who have more sophisticated equipment available for testing the reaction of contaminants with Syntecs catalysts.

We are also in discussion with an Asian Group who wishes to build a small Pilot plant for processing the mixed alcohol catalyst in conjunction with a larger scale bio-methanol demonstration plant. This 150 tpd plant will generate revenue of approximately $9 million a year for a proposed joint venture initiative. Development costs will be raised by this group.

Syntec is part of a consortium which has applied to the DOE for funding a 1 tpd Pilot Plant to be built in Kansas. We expect to hear results of this application by the end of November, 2009.

The Biofuel market has been battered by the financial melt down and low ethanol and methanol pricing tied to the price of oil. We expect these prices to increase when oil prices rise. The future of biofuel is almost guaranteed with the US Government mandating 21 billion gallons of cellulosic biofuel by 2035.

The corn ethanol producers have been hit hard with increased prices for Corn and a corresponding drop in price for ethanol. As a result, many companies have, and are, going bankrupt. Fortunately, the Syntec catalyst produces mixed alcohols which include Propanol and Butanol. These two alcohols sell for greater than $5 a gallon and raise the average price of our combined mix of alcohols above the price of ethanol. This mitigates the risk of developing a process to produce a diverse alcohols. There is the added tax credit incentive of $1.01 a gallon which will be shared with the refinery blenders and which would increase our revenue by $0.50 per gallon.

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

We have not currently generated any revenue from operations and do not expect to report any significant revenue from operations until research and development efforts mature and we have completed the Pilot plant. Even after the completion of a Pilot plant, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the Syntec technology.

Since inception, we have funded operations through common stock issuances, related and non-related party loans in order to meet our strategic objectives.  However, there can be no assurance that we will be able to obtain further funds to continue with our efforts to establish a new business.

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of June 30, 2009, we had a working capital deficit of $1,461,234. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

SIX MONTHS ENDING JUNE 30, 2009

The Company had no revenue for the six months ended June 30, 2009 and 2008. The total expenses decreased from $832,106 in 2008 as compared to $354,890 in 2009. In 2009, the Company incurred consultant and management fees of $94,050 as compared to $290,488 in 2008 as no consultants were hired. The development fees decreased from $237,664 in 2008 to $159,658 in 2009 because of lower research and development expenses. The decrease of office and miscellaneous expenses from $116,459 in 2008 to $4,170 in 2009 is mainly due to reduced traveling, conferences and trade show expenses and regulatory filings. Our net loss per share is at $0.01 for 2009 and $0.03 for 2008.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $7,983 at June 30, 2009 and was $1,419 at December 31, 2008.

Our working capital deficit at June 30, 2009 was $1,461,234 as compared to $984,400 at December 31, 2008.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

During the six months ended June 30, 2009, management took steps to improve the internal controls over financial reporting by (1) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (2) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (3) following the newly written accounting and financial reporting procedures in (2) which tightens the control over the period ends.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2009, 10,000 shares of common stock were issued to Thomas Fouilland as compensation for consulting services.  Mr. Fouilland provided process engineering services to enable EERC to validate and assess the technology.

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

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson Michael Jackson Director, CEO	Date: August 14, 2009

/s/ Janet Cheng	Date: August 14, 2009
Janet Cheng Director, CFO