Form 10-Q
period 2009-09-30
SYNTEC BIOFUEL INC
filed 2009-11-16
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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
Yes     ☐                     No     ☐  Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 1, 2009 was 35,237,412.

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC.

 (A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2009

Unaudited

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Unaudited

ASSETS	September 30,	December 31,
	2009	2008

Current Assets
Cash	$127,365	$1,419
Receivables	28,038	23,283

	155,403	24,702

Equipment (Note 4)	205,102	254,839
Intellectual property (Note 3)	5,100,000	5,100,000
Intangible assets (Note 3)	20,000	20,000

	$5,480,505	$5,399,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$191,877	$193,324
Current portion of obligation under capital lease (Note 4)	15,371	16,411
Due to related parties (Note 5)	1,189,792	561,209
Notes payable (Note 6)	335,111	238,158

	1,732,151	1,009,102

Obligation under capital lease (Note 4)	-	9,175

	1,732,151	1,018,277

Commitments and Contingencies (Notes 4, 5 and 6)
Subsequent Events (Note 8)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001Issued and outstanding: None	-	-
Common stock (Note 7):
Authorized: 100,000,000 with a par value of $0.0001 Issued and outstanding: 33,204,079 (December 31, 2008: 33,194,079)	3,320	3,319
Additional paid-in capital	6,346,360	6,328,543
Share subscriptions (Note 8)	145,000	-
Accumulated other comprehensive income (loss)	(11,873)	104,342
Deficit accumulated during the development stage	(2,734,453)	(2,054,940)

	3,748,354	4,381,264

	$5,480,505	$5,399,541

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Nine months ended		March 15, 2000 (Date of Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Expenses
Consulting fees (Note 7)	$2,100	$8,926	$2,100	$44,216	$253,358
Depreciation	6,758	15,715	38,763	40,487	108,077
Development fees (Note 3)	27,019	117,083	186,677	354,747	621,628
Filing fees	3,051	1,413	6,101	9,205	48,379
Financing charges	49,871	6,160	95,421	67,356	191,056
Foreign exchange loss	111,025	-	39,907	-	100,854
Interest expense (Note 6)	37,851	23,527	75,609	38,909	155,678
Management fees (Note 5)	62,616	44,081	171,811	299,279	630,371
Marketing	676	804	1,286	12,793	54,400
Office and miscellaneous	1,069	31,923	5,239	148,382	71,183
Professional fees	2,098	75,863	23,581	142,227	312,611
Rent (Note 5)	5,433	-	15,386	-	43,482
Rights and licenses costs	-	-	-	-	25,015
Travel	6,759	-	9,335	-	113,974
Write-down of website	-	-	-	-	5,000

Loss from operations	(316,326)	(325,495)	(671,216)	(1,157,601)	(2,735,066)
Loss on sale of equipment (Note 4)	(8,297)	-	(8,297)	-	(8,297)
Other income	-	-	-	5,949	8,910

Net loss	$(324,623)	$(325,495)	$(679,513)	$(1,151,652)	$(2,734,453)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares outstanding – basic and diluted	33,201,253	32,112,381	33,196,497	33,019,043

Comprehensive loss
Net loss	$(324,623)	$(325,495)	$(679,513)	$(1,151,652)	$(2,734,453)
Foreign currency translation adjustment	41,427	29,261	(116,215)	(29,261)	(11,873)

Total comprehensive loss	$(283,196)	$(296,234)	$(795,728)	$(1,122,391)	$(2,746,326)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			March 15, 2000
	Nine months ended		(Date of Inception) to
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(679,513)	$(1,151,652)	$(2,734,453)
Non-cash items:
Depreciation	38,763	40,487	108,077
Financing charges	28,818	5,146	62,818
Accrued interest on notes payable	12,095	61,751	27,919
Interest on capital lease obligation	645	-	2,282
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Stock-based expense - consulting	2,100	-	2,100
Write-down of website	-	-	5,000
Loss on sale of equipment	8,297	-	8,297
Changes in operating assets and liabilities:
Receivables	(4,755)	(8,029)	(28,039)
Prepaids	-	31,092	-
Accounts payable and accrued liabilities	(1,447)	80,003	191,875
Amounts due to related parties	238,858	59,810	393,495

Net cash used in operating activities	(356,139)	(881,392)	(1,927,303)

Cash flows from investing activities
Investment in equipment	-	(61,069)	(33,667)
Proceeds from sale of equipment	2,677	-	2,677
Repayment of debt assumed	-	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash provided by (used in) investing activities	2,677	(61,069)	(385,991)

Cash flows from financing activities
Common stock issued for cash	-	51,155	1,277,767
Share subscriptions	145,000	-	145,000
Proceeds from notes payable	56,040	50,744	260,146
Payments under capital lease obligation	(10,860)	-	(42,397)
Payments to related parties	(20,585)	-	(20,585)
Proceeds from related parties	426,028	303,053	832,601

Net cash provided by financing activities	595,623	404,952	2,452,532

Effect of exchange rates on cash	(116,215)	29,261	(11,873)

Change in cash	125,946	(508,248)	127,365

Cash, beginning	1,419	509,504	-

Cash, ending	$127,365	$1,256	$127,365

SEE ACCOMPANYING NOTES

Note 1	Nature of Business and Basis of Presentation

Syntec Biofuel Inc. (the “Company”) was incorporated in the State of Washington on March 15, 2000. The Company is a development stage company.

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. . Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended  December 31, 2008 filed with the U.S. Securities and Exchange Commission.

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at September 30, 2009, the Company has incurred losses of $2,734,453 since inception and had a working capital deficiency of $1,576,748. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) continued development of its catalyst technology for production. There can be no assurance that any of these efforts will be successful.

Note 2	Recently Adopted Accounting Guidance

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 157-4 (“FSP SFAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued Financial Accounting Standard (“FAS”) No. 165 “Subsequent Events” (“FAS 165”).  FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.  Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made.  This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009.  The adoption of FAS 165 did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” – a replacement of FASB Statement No. 162 (“SFAS 168”).  Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernment entities.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts.  SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels – authoritative and non-authoritative.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted.  The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

Note 3	Acquisition of Assets

On September 28, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Montilla Capital Inc. (“Montilla”), whereby the Company acquired 100% ownership interest in certain intellectual property. The intellectual property relates to the development of a method of producing catalysts and processes that convert biomass waste material into ethanol.

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

The Service Agreement will be for an initial term of two years commencing November 1, 2007 and automatically renew for one additional year unless terminated in writing at least 60 days prior to the end of the term. During the period ended September 30, 2009, the Company paid or accrued development fees to Syntec Biofuel Research for $186,677 (September 30, 2008 - $354,747). The balance has been allocated to the statements of operations under development fees.

Note 4	Equipment

	Cost	Accumulated Depreciation	September 30, 2009 Net Book Value	December 31, 2008 Net Book Value
Computer equipment	$-	$-	$-	$4,439
Office equipment	-	-	-	11,597
Laboratory equipment	250,455	81,421	169,034	194,414
Equipment under capital lease	55,486	19,418	36,068	44,389

	$305,941	$100,839	$205,102	$254,839

During the nine months ended September 30, 2009, the Company sold a portion of its computer and office equipment with a net book value of $10,974 (December 31, 2008 - $16,036) and wrote-off the remaining balance after determining that the assets were no longer in feasible use. Accordingly, a loss on equipment of $8,297 (December 31, 2008 - $Nil) has been recorded at September 30, 2009. The Company leases laboratory equipment under a capital lease that expires June 17, 2010. At September 30, 2009, the Company has recorded the obligation under capital lease of $15,371 (December 31, 2008 - $16,411) as the current portion and $Nil (December 31, 2008 - $9,175) as the long-term portion. The capital lease has an effective interest rate of 15%. Minimum lease payments under this agreement in future fiscal years are as follows:

Fiscal Year Ending December 31,	Lease Payments
2009	$5,451
2010	10,902
Total minimum lease payments	16,353

Amount representing interest	(982)
Total obligation under capital lease	$15,371

Note 5	Related Party Transactions

During the period ended September 30, 2009, the Company incurred management fees of $171,811 (September 30, 2008 - $299,279) which were charged by a company controlled by a director and officer of the Company and the directors of the Company.

During the period ended September 30, 2009, the Company incurred rental expense of $15,386 (September 30, 2008 - $nil) which was charged by a company controlled by a director and officer of the Company.

As at September 30, 2009, an amount of $146,690 (December 31, 2008 – $79,118) is owing to directors and officers of the Company. This amount is unsecured, non-interest bearing and has no set terms of repayment.

As of September 30, 2009, the Company has the following outstanding loans:

a)
On June 20, 2008, the Company received $280,200 (CDN $300,000) (December 31, 2008 - $246,300) from CAJ Business Solutions Ltd. (“CAJ”), (formerly Impulse Advertising Ltd.), a company controlled by the spouse of a director and officer of the Company. Under the terms of the loan agreement, the Company paid $24,630 in finance fees; this fee was paid in 2008. The loan bears interest at 10% per annum and is secured by promissory note and a general security agreement, granting CAJ a security interest in all of the assets and intellectual property held by the Company. Under the terms of the general security agreement, in the event of default by the Company, the security interest shall become enforceable, allowing CAJ to take immediate possession of the collateral in any manner permitted by law. Repayment of the principal, accrued interest and loan fee is payable by the Company on December 20, 2008. The loan has been extended until October 31, 2009. In the event that the Company requests an additional extension on the loan, CAJ will receive one fully paid, worldwide, single use, royalty free, non-exclusive license for use of the Company’s intellectual property as compensation. As of September 30, 2009, CAJ is eligible to receive one such license, as per a prior extension agreement. Included in the amount due to related parties at September 30, 2009 is accrued interest and finance fees of $61,584 (December 31, 2008 - $13,158). Subsequent to September 30, 2009, the loan was extended (Note 8).

b)
On September 24, 2009, the Company received $15,878 (CDN $17,000) from 0752147 BC Ltd., a company controlled by the director and officer of the Company. The loan is unsecured and non-interest bearing with a finance fee of $467. The principal and finance fee was repaid in full by the Company subsequent to September 30, 2009.

The Company had received loans from TargetBar Marketing Inc. (“TargetBar”), a company controlled by a director and officer of the Company, in the amount of $210,150 (CDN $225,000) comprised of:

o	$93,400 received on March 13, 2009 and due on June 30, 2010,
o	$46,700 received on April 14, 2009 and due on October 31, 2009,
o	$23,350 received on June 19, 2009 and due on December 19, 2009,
o	$18,680 received on June 30, 2009 and due on December 30, 2009.
o	$28,020 received on July 3, 2009 and due on January 3, 2010.

These loans are unsecured and bear interests ranging from 8% to 10% per annum. Included in the amount due to related parties at September 30, 2009 is accrued interest and finance fees of $17,724. TargetBar has the option to convert the $93,400 note payable, at any time during the term of the promissory note, into common shares of the Company at $0.25 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,718 as additional paid-in capital and an equivalent discount which has been expensed over the initial 6 month term of the promissory note. During the nine months ended September 30, 2009, the Company recorded accretion of $15,718 (September 30, 2008 - $Nil) against the discount of the promissory note. Subsequent to September 30, 2009, the loan was extended (Note 8).

c)	The Company had received loans from Iris International Holdings Limited (“Iris”), a significant shareholder of the Company, in the amount of $341,500 (December 31, 2008 - $141,500) comprised of:

i.	On July 26, 2006, the Company received $56,500 and due on October 31, 2009;
ii.	On September 28, 2006, the Company received $85,000 and due on October 31, 2009;
iii.	On January 7, 2009, the Company received $100,000 and due on December 15, 2009;
iv.	On January 20, 2009, the Company received $100,000 and due on December 15, 2009.

These loans are unsecured and bear interests ranging from 5% to 10% per annum. In the event that the Company fails to pay the total capital and interest for amounts due on the extension date of December 15, 2009, Iris will receive, as penalty, one fully paid, worldwide, non exclusive master license for use of the Company’s intellectual property, for which Iris will pay to the Company a royalty fee of 1.5% of sales. Included in the amount due to related parties at September 30, 2009 is accrued interest and extension fees of $115,599 (December 31, 2008 - $60,322) relating to loans owing to Iris. Subsequent to September 30, 2009, the loan was extended (Note 8).

Note 6            Notes Payable

a)	As of September 30, 2009, the Company had received loans totaling $106,476 (CDN $114,000) (December 31, 2008 - $44,334) from Montilla. The loans are unsecured and bear interest at 10% per annum.

The dates on which the loans were received and due dates are as follows:

i.	On May 21, 2008, the Company received $50,436 and due on June 30, 2010;
ii.	On July 29, 2009, the Company received $56,040 and due on October 31, 2009.

As of September 30, 2009, Montilla is eligible to receive one fully paid, worldwide, single use, non exclusive license for use of the Company’s intellectual property, for which Montilla will pay to the Company a royalty fee of 1.5% of sales. Included in the notes payable balance at September 30, 2009 is accrued interest and loan fees of $16,606 (December 31, 2008 - $7,166). Subsequent to September 30, 2009, the loan was extended (Note 8).

b)
As of September 30, 2009, the Company had received loans totaling $144,000 (December 31, 2008 - $144,000) from Hokley Limited (“Hokley”), which are unsecured and each carry a loan fee equal to 10% of the principal balance.

Repayment of the following principal, accrued interest and loan fees are payable by the Company on December 30, 2009. These loans are unsecured and bear interests ranging from 5% to 10% per annum. The dates on which the loans were received are as follows:

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

Repayment of the following principal, accrued interest and loan fees are payable by the Company on June 30, 2010. The dates on which the loans were received and applicable interest rates are as follows:

i.	On February 26, 2007, the Company received $40,000; and
ii.	On September 26, 2007, the Company received $30,000.

These loans are unsecured and bear interests ranging from 5% to 10% per annum. As of September 30, 2009, Hokley is eligible to receive one fully paid, worldwide, single use, non exclusive license for use of the Company’s intellectual property, for which Hokley will pay to the Company a royalty fee of 1.5% of sales. Included in the notes payable balance at September 30, 2009 is accrued interest and loan fees of $68,029 (December 31, 2008 - $42,658). Subsequent to September 30, 2009, the loan was extended (Note 8).

Note 7	Capital Stock

On July 27, 2009, the Company issued 10,000 shares of common stock in exchange for consulting services performed on behalf of the Company. The Company recorded the fair value of the shares issued at $0.21 per share as consulting expense.

Note 8	Subsequent Events

On October 1, 2009, amended October 9, 2009, the Company entered into a Collaborative Research Agreement with The University of British Columbia who will perform research and testing on behalf of the Company in order to facilitate licensing of the catalyst technology. The length of this project is estimated to be two years and the cost of the research will be approximately $71,685 (CDN $76,750).

On October 1, 2009, the Company completed a private placement for 1,933,333 shares at a subscription price of $0.075 per share for gross proceeds of $145,000. The amount has been received by the Company and has been included in share subscriptions at September 30, 2009.

On October 1, 2009, the Company entered into a consulting services agreement for a term of 6 months, under which the consultant with provide financial public relations and media relations services for the Company. The terms of the agreement call for the Company to pay $8,000 per month and provide the consultant with 100,000 restricted shares. The shares have been issued subsequent to September 30, 2009.

Subsequent to September 30, 2009, the $280,200 loan received from CAJ has been extended to June 30, 2010 in exchange for a penalty charge of 10% of the capital debt (Note 5).

Subsequent to September 30, 2009, the $46,700 loan received from Targetbar has been extended to June 30, 2010 in exchange for a penalty charge of 10% of the capital debt (Note 5).

Subsequent to September 30, 2009, the $141,500 loan received from Iris has been extended to June 30, 2010 in exchange for a penalty charge of 10% of the capital debt (Note 5).

Subsequent to September 30, 2009, the $56,040 loan received from Montilla has been extended to June 30, 2010 in exchange for a penalty charge of 10% of the capital debt (Note 6).

Management has evaluated events occurring between the end of the fiscal quarter, September 30, 2009 and November 16, 2009 when the financial statements were issued.

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

PLAN OF OPERATIONS

Having achieved a yield of 110 gallons of alcohol per ton of biomass, Syntec's next undertaking is to build a 1 ton per day Pilot plant to validate their technology and use the facility as a showcase for viewing by potential licensees and investors. Syntec’s plan is to initially set up the pilot plant to validate production of bio-methanol from biomass derived syngas and to test Syntec’s catalysts using the same syngas. Syntec is also in discussion with a few groups who either have developed gasifiers or are looking to validate their technology, or have biomass available with access to funding. Such a Pilot plant is expected to cost approximately $3 million to $5 million.

On a more pragmatic level, Syntec is planning to test their catalysts using natural gas which is currently used for heat and electricity as well as for production of methanol. Syntec will market their catalyst technology to companies producing methanol such as Methanex, Mitsui, B.P. Mitsubishi, Sabic and others who could increase revenue by producing a mixed alcohol that has a far greater value than methanol.

Syntec is continuously working on improving their catalysts to maximize yield and productivity. Subsequent to September 30, 2009, we have entered into a Collaborative Research Agreement with the University of British Columbia (UBC) who will perform the final stage of testing the effect of contaminants on Syntec’s catalysts and enhancement of efficiencies prior to scale up to Pilot Plant.  Syntec donated laboratory equipment to UBC in lieu of part of the fees.

Syntec is part of a consortium which has applied to the DOE for funding a 1 tpd Pilot Plant to be built in Kansas. We expect to hear results of this application by the end of November, 2009.

The Biofuel market has been battered by the financial melt down and low ethanol and methanol pricing tied to the price of oil. We expect these prices to increase when oil prices rise. The future of biofuel is almost guaranteed with the US Government mandating 21 billion gallons of cellulosic biofuel by 2022.

The corn ethanol producers have been hit hard with increased prices for Corn and a corresponding drop in price for ethanol. As a result, many companies have, and are, going bankrupt. Fortunately, the Syntec catalyst produces mixed alcohols which include Propanol and Butanol. These two alcohols sell for greater than $7 a gallon and raise the average price of our combined mix of alcohols well above the price of ethanol. This mitigates the risk of developing a process to produce diverse alcohols and is a hedge against betting on a single biofuel. There is the added tax credit incentive of $1.01 a gallon in the USA which will be shared with the refinery blenders and makes the production of ethanol and methanol an economically viable process.

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of September 30, 2009, we had a working capital deficit of $1,576,748. We are in need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

NINE MONTHS ENDING SEPTEMBER 30, 2009

The Company had no revenue for the nine months ended September 30, 2009 and 2008. The total expenses decreased from $1,157,601 in 2008 as compared to $671,216 in 2009. In 2009, the Company incurred consultant and management fees of $299,279 as compared to $171,811 in 2008 as no consultants were hired. The development fees decreased from $354,747 in 2008 to $186,677 in 2009 because of lower research and development expenses. The decrease of office and miscellaneous expenses from $148,382 in 2008 to $5,239 in 2009 is mainly due to reduced traveling, conferences and trade show expenses and regulatory filings. Our net loss per share is at $0.02 for 2009 and $0.03 for 2008.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $127,365 at September 30, 2009 and was $1,419 at December 31, 2008.

Our working capital deficit at September 30, 2009 was $1,576,748 as compared to $984,400 at December 31, 2008.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

During the nine months ended September 30, 2009, management took steps to improve the internal controls over financial reporting by (1) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (2) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (3) following the newly written accounting and financial reporting procedures in (2) which tightens the control over the period ends.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Shareholder Proposals

The rules of the Securities and Exchange Commission permit stockholders of the Company, after notice to the Company, to present proposals for stockholder action in the Company's proxy statement where such proposals are consistent with applicable law, pertain to matters appropriate for stockholder action, and are not properly omitted by Company action in accordance with the proxy rules published by the Securities and Exchange Commission.

Shareholders may present proper proposals for inclusion in the Company's proxy or information statement and for consideration at the next meeting of its' shareholders by submitting their proposals to the Company in a timely manner. In order to be so considered for inclusion for the next Special or Annual Meeting, shareholder proposals must be received by the Company no later than December 10, 2009.  Shareholder proposals can be mailed to:

Syntec Biofuel Inc.
206-388 Drake Street
Vancouver, BC
V6B 6A8

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

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson Michael Jackson Director, CEO	Date: November 14, 2009

/s/ Janet Cheng	Date: November 14, 2009
Janet Cheng Director, CFO