Form 10-K
period 2009-12-31
SYNTEC BIOFUEL INC
filed 2010-04-01
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-51932

SYNTEC BIOFUEL INC.
(Exact name of registrant as specified in its charter)

Washington	91-2031335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 206, 388 Drake Street Vancouver, British Columbia, Canada	V6B 6A8
(Address of principal executive offices)	(Zip Code)

(604) 648-2090
Registrant's telephone number(including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[  ]  Yes     [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ]  Yes     [X]  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 [  ]  Yes  [X]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of December 31, 2009 was $8,444,748.80

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable Date: March 26, 2010 - 35,837,412

DOCUMENTS INCORPORATED BY REFERENCE

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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made.  Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis for operations and to build a pilot or demonstration plant, inability of achieving commercialization of the catalysts, inability to obtain sustainable feedstock at an economical price, a major drop in price for biofuel and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond our control.

We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

General

The basic concept of Syntec's business plan is to license their core technology to third party operators who will pay Syntec a Licensing fee of $250,000 plus a royalty fee of 3% of sales (approx. $0.06 cents per gallon) of alcohol produced. Syntec will also earn commission on the sale of catalysts.   The business strategy is to license their technology to companies that will build smaller plants i.e. 12 MM gpy in close proximity or co-located with a feedstock supplier (to reduce biomass and transport costs and secure a guaranteed feedstock supply).  Syntec will also market technology licenses to companies such as Methanex, Sasol, B.P. Mitsui and Sabic that may utilize a portion of their natural gas to produce Mixed Alcohols, which have a higher commodity value than methanol.

In order to license our technology, we have to showcase our process in an industrial environment so that a potential licensee can see a tree going in one side and liquid fuel coming out the other side. To achieve this Syntec has to build a Pilot Plant which they can do by building a back end reactor to an existing gasifier at a reduced cost.

Syntec has been offered access to a 3 tpd gasifier in Mississippi which has been operating for over 4 years. Syntec proposes to engineer and build a reactor to fit onto the backend of this gasifier.

Syntec has achieved a yield of 110 gallons of alcohol per ton of biomass (one of the highest yields in the world) and will use the pilot facility as a showcase for viewing by potential licensees and investors. Such a Pilot plant is expected to cost approximately $3 million.

On a more pragmatic level, Syntec is also planning to test their catalysts using natural gas which is currently used for heat and electricity as well as for production of methanol. Syntec will market their catalyst technology to companies producing methanol such as Methanex, Mitsui, B.P. Mitsubishi, Sabic and others who could increase revenue by producing a mixed alcohol that has a far greater value than methanol.

Syntec is continuously working on improving their catalysts to maximize yield and productivity. Subsequent to September 30, 2009, we have entered into a Collaborative Research Agreement with the University of British Columbia (UBC) who will perform the final stage of testing the effect of contaminants on Syntec's catalysts and enhancement of efficiencies prior to scale up to Pilot Plant.  Syntec donated laboratory equipment to UBC in lieu of part of the fees.  Syntec has also entered into a Joint Development Agreement with EERC (part of the University of North Dakota) to perfect a process to produce bio-butanol.

The Biofuel market has been battered by the financial melt down and low ethanol and methanol pricing tied to the price of oil. However, the future of biofuel is almost guaranteed with the US Government mandating 21 billion gallons of cellulosic biofuel by 2022 and the push towards a 15% blending requirement.

The corn ethanol producers have been hit hard with increased prices for Corn and a corresponding drop in price for ethanol. As a result, many companies have, and are, going bankrupt. Fortunately, the Syntec catalyst produces mixed alcohols which include Propanol and Butanol. These two alcohols sell for greater than $5 a gallon and raise the average price of our combined mix of alcohols well above the price of ethanol. This mitigates the risk of developing a process to produce diverse alcohols and is a hedge against betting on a single biofuel such as ethanol. There is the added tax credit incentive of $1.01 a gallon in the USA which will be shared with the refinery blenders and makes the production of ethanol and methanol an economically viable process.

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

Principal Products

Syntec's process is a biomass-to-alcohol (“B2A”) conversion path quite similar to modern day methanol or gas-to-liquid production processes used commercially by companies such as Methanex, Shell, and Sasol. The key differentiating factors are the feedstocks, catalysts and operating parameters.

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

The B2A process has the potential for higher yields and lower production costs per ton of feedstock than any other  production path in commercial use today.  Furthermore, it is anticipated that the B2A process will enable the conventional ethanol industry to also use these well established chemical processes to obtain production and efficiency metrics beyond what traditional grain based fermentation processes can offer.

Perhaps the most important aspect of the Syntec Process is the ability to convert abundant, low cost waste products into ethanol and bio-alcohols without harming the agricultural land base or competing with consumable food stocks.  Moreover, enough biomass exists and is renewed every year in North America, and other parts of the world, to significantly reduce a country's dependence on imported oil required for petroleum derived fuels.

Utilization of Syntec's proprietary Ethanol catalyst enables the B2A process to produce a mixed product of methanol, ethanol, propanol and butanol.  Syntec's bio-butanol development program with EERC  will utilize the B2A process in conjunction with a newly developed catalyst to produce bio-butanol.

The Company business model is to sell licenses and enter joint venture partnerships to generate revenue from licensing fees, royalty fees, joint venture profit participation, sale of turnkey facilities and commission on the sale of catalysts.

Source and Availability of Raw Materials

Raw materials and components for the current research and development phase of operations are available in close proximity to the facility.

Upon commercialization, raw materials for Syntec's B2A process will be readily available due to the ability to utilize waste feed stocks such as mill residues, forest residues, agricultural residues and MSW.

Intellectual Property

The Company owns the patent “Catalysts and processes for the manufacture of lower aliphatic alcohols from syngas” (patent number 7,384,987) which was approved on the 10th of June, 2008.  A second international Patent was applied for in July, 2008 and is now pending.  The Company considers the combination of the Syntec catalyst and the B2A process to be unique which differentiates the Company from its competitors.

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

Competitive research is currently being undertaken to produce ethanol with catalytic synthesis (using various metals, slurry bed reactors or significantly higher pressure), enzymatic fermentation (which uses enzymes to break down bio-waste), dilute acid hydrolysis fermentation and concentrated acid hydrolysis fermentation.  Each of the fermentation methods requires considerable energy and time to produce ethanol, affecting the production volumes and economic viability.  In addition, fermentation technologies are sensitive to feedstock variations.

We do not believe that any ethanol producing method will prevail, to the exclusion of others, as every ethanol producer, whether from biogas, biomass, corn and/or sugar is vital to achieve the mandated ethanol requirements to reduce consumers' dependence on oil. We do however believe that our process is the best solution as it is less disruptive, has a lower cost, is less destructive to the environment, produces greater green gas reduction and does not require valuable farmland to produce.

Our technology has the added benefit of producing not only ethanol but also methanol, propanol and butanol.  These additional alcohols allow for entry into the bio-chemical market which is growing rapidly as companies look for sustainable replacements to petrochemicals.  The multiple product streams and markets hedge against price fluctuations in one product and lessen the impact of gasoline prices on the economic viability of the business.

Research and Development

The primary focus of the Company is research and development of the B2A process and the Syntec catalysts since the acquisition of the intellectual property on September 28, 2007.  The Company has spent $343,715 in 2008 and $83,587 in 2009 in continued research and development.

Proposal to apply for a Name Change

The biofuel market has been hard hit by escalation in feedstock costs and drop in fuel prices which has resulted in many biofuel companies losing money and in some cases going bankrupt. This has given the bio-fuel industry a black eye with investors. As Syntec's technology produces not only biofuel but chemical /alcohols from biomass but also produces mixed alcohols from natural gas and gasified coal, we are not strictly a biofuel company and we therefore propose to apply to change our name to Synthenol Inc.

Number of Employees

As the company has transferred their laboratory to the University of British Columbia we do not have any Employees other than the Officers of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's stock is traded on the over-the-counter bulletin board under the symbol, SYBF.  The following table sets forth for the periods indicated, the range of high and low bid prices for the Company's Common Stock:

Quarter Ended	High Price	Low Price
March 31 2008	1.250	0.550
June 30 2008	1.300	0.450
September 2008	1.010	0.550
December 2008	1.010	0.200
March 31 2009	0.500	0.100
June 30 2009	0.250	0.100
September 2009	0.400	0.200
December 2009	0.550	0.150

The over-the-counter quotations reflect inter-dealer prices, with retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of February 11, 2010, we had 60 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that is likely to limit the Company's ability to pay dividends in its common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth below is information related to the securities we sold during the last fiscal year ended December 31, 2009, without registration under the Securities Act of 1933, as amended.

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

Repurchase of Common Shares

During the year ended December 31, 2009, we did not purchase any of our common stock shares.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of December 31, 2009, we had a working capital deficit of $1,694,475. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

Liquidity and Capital Resources

Our cash position is $10,228 as of December 31, 2009 and was $1,419 at December 31, 2008.

Our primary source of funds since incorporation has been through the issue of our common stock, the proceeds of the initial public offering and loans to us by related parties and third parties.

The Company's ability to continue as a going concern and fund operations through the remainder of 2010 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.

Results of Continuing Operations

Twelve Months Ended December 31, 2009 and 2008

The Company had no revenue for the year ended December 31, 2009 and 2008. Expenses decreased from $1,307,689 in 2008 as compared to $819,000 in 2009. In 2009, the Company incurred consultant and management fees of $250,765 as compared to $375,863 in 2008 as the R&D shifted to the University of British Columbia. The interest fees were $89,292 in 2009 as compared to $46,604 in 2008 for increasing loans for operations. Furthermore, the development fees decreased from $343,715 in 2008 to $83,587 in 2009 as the development transitioned to UBC. The net loss for 2009 was $839,512 as compared to $1,301,740 in 2008. Our net loss per share is at $0.02 for 2009 and $0.04 for 2008.

Critical Accounting Policies

The discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.   Management re‑evaluates its estimates and judgments on an ongoing basis particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the financial statements.

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

New Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company's consolidated results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Syntec Biofuel Inc.

We have audited the accompanying consolidated balance sheets of Syntec Biofuel Inc., a development stage company, as of December 31, 2009 and 2008 and the consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Syntec Biofuel Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 30, 2010

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2009	2008

Current Assets
Cash	$10,228	$1,419
Receivables	23,328	23,283

	33,556	24,702

Equipment (Note 4)	169,658	254,839

Intellectual property (Note 3)	5,100,000	5,100,000
Intangible assets (Note 3)	20,000	20,000

	$5,323,214	$5,399,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$198,717	$193,324
Current portion of obligation under capital lease (Note 4)	10,634	16,411
Due to related parties (Note 5)	1,107,077	561,209
Notes payable (Note 6)	411,603	238,158

	1,728,031	1,009,102

Obligation under capital lease (Note 4)	-	9,175

	1,728,031	1,018,277

Commitments and contingencies (Notes 3, 5, and 6) Subsequent Events (Note 10)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock (Note 7):
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 35,237,412 (December 31, 2008: 33,194,079)	3,523	3,319
Additional paid-in capital	6,501,277	6,328,543
Accumulated other comprehensive income (loss)	(15,165)	104,342
Deficit accumulated during the development stage	(2,894,452)	(2,054,940)

	3,595,183	4,381,264

	$5,323,214	$5,399,541

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			March 15,
			2000
			(Date of
	Year ended		Inception) to
	December 31,		December 31,
	2009	2008	2009
			(Unaudited)

Expenses
Consulting fees	$33,600	$ 44,216	$284,858
Depreciation	62,033	56,553	131,347
Development fees (Note 3)	83,587	343,715	518,538
Filing fees	8,393	11,133	50,671
Financing charges	189,084	85,011	284,719
Foreign exchange loss	26,112	60,947	87,059
Interest expense	89,292	46,604	169,361
Management fees (Note 5)	217,165	331,647	675,725
Marketing	2,767	13,968	55,881
Office and miscellaneous	10,178	38,908	76,122
Professional fees	56,712	176,273	345,742
Rent (Note 5)	21,017	22,514	49,113
Rights and licenses costs	-	-	25,015
Travel	19,060	76,200	123,699
Write-down of website	-	-	5,000

Loss from operations	(819,000)	(1,307,689)	(2,882,850)

Write-off of equipment (Note 4)	(14,237)	-	(14,237)
Loss on sale of equipment (Note 4)	(6,275)	-	(6,275)
Other income	-	5,949	8,910

Net loss	$(839,512)	$(1,301,740)	$(2,894,452)

Basic and diluted loss per share	$(0.02)	$(0.04)
Weighted average shares outstanding – basic and diluted	33,700,225	33,097,807

Comprehensive loss
Net loss	$(839,512)	$(1,301,740)	$(2,894,452)
Foreign currency translation adjustment	(119,507)	102,283	(15,165)

Total comprehensive loss	$(959,019)	$(1,199,457)	$(2,909,617)

SEE ACCOMPANYING NOTE

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			March 15,
			2000
	Year ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009
			(Unaudited)

Cash flows from operating activities
Net loss	$(839,512)	$(1,301,740)	$(2,894,452)
Non-cash items:
Depreciation	62,033	56,553	131,347
Financing charges	135,492	32,600	169,492
Accrued interest on notes payable	61,659	7,512	77,483
Foreign exchange on notes payable	33,981	-	33,981
Interest on capital lease obligation	2,940	1,637	4,577
Shares issued for consulting	9,600	-	9,600
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Write-off and loss on sale of equipment	20,512	-	20,512
Changes in operating assets and liabilities:
Receivables	(45)	(17,033)	(23,328)
Prepaids	-	31,092	-
Accounts payable and accrued liabilities	5,393	169,010	198,715
Amounts due to related parties	96,382	105,552	251,018

Net cash used in operating activities	(411,565)	(914,817)	(1,982,729)

Cash flows from investing activities
Investment in equipment	-	(29,422)	(33,667)
Proceeds on sale of equipment	2,636	-	2,636
Repayment of debt assumed	-	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)

Net cash provided by (used in) investing activities	2,636	(29,422)	(386,032)

Cash flows from financing activities
Common stock issued for cash	145,000	51,155	1,422,767
Proceeds from notes payable	121,996	49,480	326,102
Payments under capital lease obligation	(17,892)	(31,537)	(49,429)
Proceeds from related parties	288,141	264,773	694,714

Net cash provided by financing activities	537,245	333,871	2,394,154

Effect of exchange rates on cash	(119,507)	102,283	(15,165)

Change in cash	8,809	(508,085)	10,228

Cash, beginning	1,419	509,504	-

Cash, ending	$10,228	$1,419	$10,228

Supplemental cash flow information (Note 8)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Amount	Capital	Income (Loss)	Stage	Total

Balance, March 15, 2000	$-	$-	$-	$-	$-	$-
Stock issued for legal and organizational expenses at a fair market value of $0.01 per share	1,600,000	160	7,840	-	-	8,000
Stock issued for acquisition of a license at a fair market value of $0.01 per share	7,000,000	700	34,300	-	-	35,000
Dividend deemed paid	-	-	(10,250)	-	-	(10,250)
Net loss for the period	-	-	-	-	(32,750)	(32,750)

Balance, December 31, 2000	8,600,000	860	31,890	-	(32,750)	-
Net loss for the year	-	-	-	-	(500)	(500)

Balance, December 31, 2001	8,600,000	860	31,890	-	(33,250)	(500)
Net loss for the year	-	-	-	-	(1,857)	(1,857)

Balance, December 31, 2002	8,600,000	860	31,890	-	(35,107)	(2,357)
Net loss for the year	-	-	-	-	(6,529)	(6,529)

Balance, December 31, 2003	8,600,000	860	31,890	-	(41,636)	(8,886)
Stock issued as a private placement at $0.025 per share	8,474,000	847	105,077	-	-	105,924
Net loss for the year	-	-	-	-	(20,074)	(20,074)

Balance, December 31, 2004	17,074,000	1,707	136,967	-	(61,710)	76,964
Stock issued as a private placement for at $0.025 per share	26,000	3	323	-	-	326
Stock issuance cost	-	-	(5,313)	-	-	(5,313)
Unrealized gain on translation	-	-	-	610	-	610
Net loss for the year	-	-	-	-	(51,014)	(51,014)

Balance, December 31, 2005	17,100,000	1,710	131,977	610	(112,724)	21,573
Stock issued as a private placement at $1.00 per share	2,500	-	1,250	-	-	1,250
Unrealized gain on translation	-	-	-	(539)	-	(539)
Net loss for the year	-	-	-	-	(191,081)	(191,081)

Balance, December 31, 2006	17,102,500	1,710	133,227	71	(303,805)	(168,797)
Unrealized gain on translation	-	-	-	1,988	-	1,988
Discount on notes payable	-	-	15,770	-	-	15,770
Stock issued for assumption of assets at fair value of $0.4550 per share	11,000,000	1,100	5,003,900	-	-	5,005,000
Stock issued as a private placement at $0.231 per share	4,870,129	487	1,124,513	-	-	1,125,000
Net loss for the year	-	-	-	-	(449,395)	(449,395)

Balance, December 31, 2007	32,972,629	3,297	6,277,410	2,059	(753,200)	5,529,566
Unrealized gain on translation	-	-	-	102,283	-	102,283
Stock issued as part of private placement at $0.231 per share	221,450	22	51,133	-	-	51,155
Net loss for the year	-	-	-	-	(1,301,740)	(1,301,740)

Balance, December 31, 2008	33,194,079	3,319	6,328,543	104,342	(2,054,940)	4,381,264
Unrealized gain on translation	-	-	-	(119,507)	-	(119,507)
Stock issued for consulting services at $0.21 per share	10,000	1	2,099	-	-	2,100
Stock issued as part of private placement at $0.075 per share	1,933,333	193	144,807	-	-	145,000
Stock issued for consulting services at $0.075 per share	100,000	10	7,490	-	-	7,500
Discount on notes payable	-	-	18,338	-	-	18,338
Net loss for the year	-	-	-	-	(839,512)	(839,512)

Balance, December 31, 2009	$35,237,412	$3,523	$6,501,277	$(15,165)	$(2,894,452)	$3,595,183

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1       Nature and Continuance of Operations

Syntec Biofuel Inc. (the “Company”) was incorporated in the State of Washington on March 15, 2000 and is a development stage company. The Company is a renewable energy company focusing on the development and commercialization of second generation biofuel technology and processes to convert waste cellulosic biomass into ethanol and other alcohols.

The accompanying consolidated financial statements have been prepared on the basis of a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At December 31, 2009, the Company had not yet achieved profitable operations and has accumulated losses of $2,894,452 (2008 - $2,054,940) since its inception and has a working capital deficiency of $1,694,475 (2008 - $984,400). The continuing operations of the Company are dependent upon its ability to raise adequate financing to develop its catalyst technology for production.

Realization values may be substantially different from the carrying values shown on these consolidated financial statements. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  Since internally generated cash flow will not fund development and commercialization of the Company's technology, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing operations as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its development and commercialization program. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

Management is addressing going concern remediation through raising additional sources of capital for operations and planned commercialization. Management's plans are intended to increase the Company's financial stability and to improve the efficiency of continuing operations. The Company intends to generate money from future production of ethanol, the sale and licensing of its intellectual property and raising funds from investors via equity. Management is aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity's ability to continue to finance its activities. It is to be expected that the Company may incur further losses in the development of its business, all of which casts reasonable doubt about the Company's ability to continue as a going concern.

Note 2       Summary of Significant Accounting Policies

a)               Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

Note 2       Summary of Significant Accounting Policies (cont'd)

b)               Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Syntec Biofuel Technologies Inc. which was incorporated under the laws of British Columbia, Canada on May 17, 2007. All significant inter-company balances and transactions have been eliminated upon consolidation.

c)               Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company's actual results could vary materially from management's estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of intangibles and long lived assets, expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

d)               Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency translations are included in results of operations.

e)              Equipment and Depreciation

Equipment is recorded at cost. Depreciation is provided using the following methods and annual rates:

	Basis	Rate

Computer equipment	Straight-line and declining balance	30%
Office and laboratory equipment	Straight-line	20%
Equipment under capital lease	Straight-line	20%

f)               Intangible Assets

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

Note 2       Summary of Significant Accounting Policies (cont'd)

g)               Long Lived Assets

The Company reviews equipment and intangible assets for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent of manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

h)               Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2009 and 2008, the only component of comprehensive income was foreign currency translation adjustments.

i)               Government Grants

Income-related government grants are subsidies of research and development expenses. Income-related grants are credited to development expenses when it becomes probable that expenditures already incurred will constitute qualifying expenditures for purposes of reimbursement under the grants, which is typically substantially concurrent with the expenditures.

j)                Income Taxes

The Company follows the asset and liability method of accounting for income taxes.   Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company accounts for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before any part of the benefit of that position may be recognized in the financial statements.

k)               Basic and Diluted Loss Per Share

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

Note 2       Summary of Significant Accounting Policies (cont'd)

l)                Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, receivables, accounts payable, obligations under capital lease, due to related parties and notes payable approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

m)              Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the federally insured limits. The Company has not experienced a loss in such accounts nor does it expect any related losses in the near term.

n)               Stock-based Compensation

The Company recognizes the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, in the financial statements based on the grant-date fair value of the award. As at December 31, 2009 and 2008, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

o)               Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company's consolidated results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

Note 3       Intellectual Property and Intangible Assets

Pursuant to a purchase and assignment agreement and an asset purchase agreement (the “Asset Purchase Agreement”) entered into during the year ended December 31, 2007, the Company acquired a 100% ownership interest in certain intellectual property and intangible assets. The intellectual property in the amount of $5,100,000 relates to the development and a method of producing catalysts and processes that convert biomass waste material into ethanol and the intangible assets in the amount of $20,000 relate to a website. At December 31, 2009 and 2008, management has tested the intellectual property and intangibles for recoverability and no events or changes in circumstances indicated that the carrying values may not be recoverable. Therefore, there is no impairment of these assets at December 31, 2009 and 2008.

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

The Service Agreement was for an initial term of two years commencing November 1, 2007 and was terminated on September 30, 2009. During the year ended December 31, 2009, the Company paid or accrued development fees to Syntec Biofuel Research for $72,751 (2008 - $343,715). The balance has been expensed in the consolidated statements of operations as development fees.

On September 25, 2009, and as amended on October 9, 2009, the Company entered into a Collaborate Research Agreement (the “Research Agreement”) with the University of British Columbia (“UBC”) whereby UBC will perform research and testing of the Company's catalyst. Pursuant to the Research Agreement, the Company will pay UBC the following consideration, which is expensed as development fees:

  $10,836 (CDN $10,375) upon execution of the Research Agreement (paid);
  CDN $14,000 on January 15, 2010. Subsequent to December 31, 2009, the Company is in negotiations with UBC in settlement of this payment;
  CDN $14,000 on receipt of progress report for year 1;
  CDN $10,375 on October 15, 2010;
  CDN $14,000 on January 15, 2011; and
  CDN $14,000 on receipt of final report.

The Company is also obligated to donate laboratory equipment, currently owned by the Company, with an approximate value of CDN $150,000 to UBC. Ownership of the laboratory equipment will transfer in August 2010, if the Research Agreement is not terminated. The Research Agreement can be terminated upon 30 days written notice.

Note 4             Equipment

	Cost	Accumulated Depreciation		Sales and write-offs	December 31, 2009 Net Book Value	December 31, 2008 Net Book Value
Computer equipment	$6,907	$3,356		$(3,551)	$-	$4,439
Office equipment	15,416	5,875		(9,541)	-	11,597
Laboratory equipment	245,395	98,973		(10,056)	136,366	194,414
Equipment under capital lease	55,486	22,194		-	33,292	44,389

	$323,204	$130,398	$	(23,148)	$169,658	$254,839

During the year, the Company wrote-off computer, office and lab equipment in the amount of $14,237 and sold lab equipment with a net book value of $8,911 for proceeds of $2,636.

The Company leases laboratory equipment under capital lease that expires in fiscal 2010. At December 31, 2009, the Company has recorded the obligation under capital lease of $10,634 (2008 - $16,411) as the current portion and $Nil (2008 - $9,175) as the long-term portion. The capital lease has an effective interest rate of 15%. Minimum lease payments under this agreement in future fiscal years are as follows:

Fiscal Year Ending December 31, 2010

Lease payment	$11,107
Amount representing interest	(473)
Total obligation under capital lease	$10,634

Note 5       Related Party Transactions

During the year ended December 31, 2009, the Company incurred management fees of $217,165 (2008 - $331,647) which were charged by directors and officers and a company controlled by a director and officer of the Company.

During the year ended December 31, 2009, the Company incurred rental expense of $21,017 (2008 - $22,514) which was charged by a company controlled by a director and officer of the Company.

These transactions were in the normal course of operations and were measured at the exchange amount, which was the amount of consideration established and agreed to by the related parties.

As at December 31, 2009, an amount of $175,500 (2008 – $79,118) is owing to directors and officers of the Company. This amount is unsecured, non-interest bearing and has no set terms of repayment.

The Company also has the following notes payable to related parties:

a) During the year ended December 31, 2008 the Company had received $246,300 (CDN $300,000) from CAJ Business Solutions Ltd. (“CAJ”), (formerly Impulse Advertising Ltd.), a company controlled by the spouse of a director and officer of the Company.

Note 5       Related Party Transactions (cont'd)

a)   cont'd

The loan bears interest at 10% per annum and is secured by a promissory note and a general security agreement, granting CAJ a security interest in all of the assets and intellectual property held by the Company. Under the terms of the general security agreement, in the event of default by the Company, the security interest shall become enforceable, allowing CAJ to take immediate possession of the collateral in any manner permitted by law. Repayment of the principal and accrued interest is payable by the Company on June 30, 2010, with extension fees of 10% of the capital debt.

In fiscal 2008, in consideration for extending the loan, CAJ received one fully paid, worldwide, single use, royalty free, non-exclusive license for use of the Company's intellectual property. The fair value of the license is undeterminable.

Included in the due to related parties balance at December 31, 2008 is the principal amount of $246,300 (CDN $300,000) and accrued interest of $13,158.

During the year ended December 31, 2009, the Company was charged an additional $27,382 in interest and $52,542 in financing fees. The Company also repaid $44,402 (CDN $53,472) of the principal balance in addition to $93,082 in accrued interest and financing fees. The Company recorded a foreign exchange loss of $32,673 on the CAJ loan at December 31, 2009.

Included in the due to related parties balance at December 31, 2009 is the principal amount of $234,571 (CDN - $246,528) and accrued interest of $3,456.

b) During the year ended December 31, 2009, the Company received loans from TargetBar Marketing Inc. (“TargetBar”), a company controlled by a director and officer of the Company, in the amount of $166,512 (CDN $175,000) comprised of:

  $95,150 (CDN $100,000) received on March 13, 2009;
  $47,574 (CDN $50,000) received on April 14, 2009; and
  $23,788 (CDN $25,000) received on June 19, 2009.

These loans are unsecured and bear interests ranging from 8% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on June 30, 2010, with extension fees of 10% of the capital debt.

TargetBar has the option to convert the $95,150 note payable, pursuant to a Convertible Promissory Note (the “Convertible Note”), at any time during the initial term of the Convertible Note which was due on August 31, 2009, into common shares of the Company at $0.25 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,718 as additional paid-in capital and an equivalent discount which was expensed to finance charges during the current year.

The Company paid finance fees to TargetBar of 10% of the principal balance owing for the above extension fees.

Note 5       Related Party Transactions (cont'd)

b)   cont'd

Included in the due to related parties balance at December 31, 2009 is the principal amount of $166,512 (CDN $175,000) and accrued interest and finance charges of $28,963.

c) As of December 31, 2009, the Company had received loans from Iris International Holdings Limited (“Iris”), a significant shareholder of the Company, in the amount of $341,500 (2008 - $141,500) comprised of:

  $56,500 received on July 26, 2006;
  $85,000 received on September 28, 2006;
  $100,000 received on January 7, 2009; and
  $100,000 received on January 20, 2009.

These loans are unsecured and bear interests ranging from 5% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on June 30, 2010, with extension fees of 10% of the capital debt.

During the year ended December 31, 2009, in consideration for extending the loans, Iris received one fully paid, worldwide, single use, royalty free, non-exclusive license for use of the Company's intellectual property. The fair value of the license is undeterminable.

Included in the due to related parties balance at December 31, 2009 is the principal amount of $341,500 (2008 - $141,500) and accrued interest and extension fees of $156,574 (2008 - $60,322).

d)   During the year ended December 31, 2008, the Company received a loan of $18,473 from Pelican Financial Corp., a company controlled by a director and officer of the Company.

The promissory note is unsecured and bears interest at 10% per annum. Repayment of the principal and accrued interest was payable by the Company on April 30, 2009, with extension fees of 10% of the capital debt.

Included in the due to related parties balance at December 31, 2008 was the principal amount of $18,473 and accrued interest and loan fees of $2,338. During the year ended December 31, 2009, the Company repaid the principal, accrued interest and loan fees of $20,811.

Note 6       Notes Payable

a) As of December 31, 2009, the Company had received loans from Montilla Capital Inc.(“Montilla”), totaling $165,561 (CDN $174,000) (2008 - $44,334) comprised of:

  $51,381 (CDN $54,000) received on May 21, 2008;
  $57,090 (CDN $60,000) received on July 29, 2009; and
  $57,090 (CDN $60,000) received on November 25, 2009.

Note 6       Notes Payable (cont'd)

a)   cont'd

These loans are unsecured and bear interests ranging from 5% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on June 30, 2010, with extension fees of 10% of the capital debt.

During the year ended December 31, 2009, in consideration for extending the due date of the $51,381 loan, Montilla received one fully paid, worldwide, single use, non-exclusive license for use of the Company's intellectual property which is subject to a royalty fee of 1.5% of sales. The fair value of the license is undeterminable.

Management has recognized that the interest rate on the notes payable to Montilla are below fair market value, and has recorded a discount on the funds received from Montilla during the year ended December 31, 2009 of $2,620. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the notes. During the year ended December 31, 2009, the carrying value of the notes payable has been accreted to its face value and $2,620 was expensed as finance charges.

Included in the notes payable balance at December 31, 2009 is the principal amount of $165,561 (2008 – 44,334) and accrued interest and financing fees of $21,264 (2008 - $7,166).

b)   As of December 31, 2009, the Company had received loans totaling $144,000 (2008 - $144,000) from Hokley Limited (“Hokley”) comprised of:

  $4,000 received on August 4, 2004;
  $5,000 received on September 24, 2004;
  $5,000 received on December 23, 2004;
  $40,000 received on February 26, 2007;
  $30,000 received on May 28, 2007;
  $30,000 received on July 18, 2007, and
  $30,000 received on September 26, 2007.

These loans are unsecured and bear interests ranging from 5% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on June 30, 2010, with extension fees of 10% of the capital debt.

During the year ended December 31, 2009, in consideration for extending the due date of the loans, Hokley received one fully paid, worldwide, single use, non-exclusive license for use of the Company's intellectual property which is subject to a royalty fee of 1.5% of sales. The fair value of the license is undeterminable.

Management recognized that the interest rate on the notes payable from Hokley are below fair market value, and recorded a discount on the funds received from Hokley during fiscal 2007. As of December 31, 2008, the carrying value of the notes payable had been accreted to its face value over the original term of the notes payable.

Included in the notes payable balance at December 31, 2009 is the principal amount of $144,000 (2008 - $144,000) and accrued interest and financing charges of $80,778 (2008 - $42,658).

Note 7       Common Stock

a) During the year ended December 31, 2008, the Company completed a private placement of 221,450 common shares for total proceeds of $51,155.

b) During the year ended December 31, 2009, the Company completed a private placement of 1,933,333 common shares for total proceeds of $145,000 and issued 110,000 common shares for consulting fees at a fair value of $9,600.

Note 8       Supplemental Cash Flow Information

			March 15,
			2000
			(Date of
	Year ended		Inception)
	December 31,		December 31,
	2009	2008	2009 (Unaudited)

Cash paid for:
Income taxes	$-	$-	$-

Interest	$40,540	$-	$40,540

Non-cash investing activities::
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

The Company performed a comprehensive review of its portfolio of uncertain tax positions which is represented by the Company's expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not have any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change and management does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Note 9       Income Taxes

The parent Company is subject to income taxes in the US and its wholly-owned subsidiary is subject to income taxes in Canada. As of December 31, 2009, both the Company and its subsidiary had accumulated non-capital loss carry-forwards of approximately $2,860,000 of which $2,035,000 pertained to the US and $825,000 to Canada. These losses are available to reduce taxable income in future taxation years and begin to expire in 2020 after a carry forward period of 20 years. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

At December 31, 2009 and 2008, the components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are shown below:

	2009	2008

Non-capital tax loss carry forwards	$2,860,000	$2,110,000
Statutory tax rate	30%	30%
Effective tax rate	-	-
Deferred tax asset	858,000	633,000
Change in valuation allowance	(858,000)	(633,000)
Net deferred tax asset	$-	$-

	2009	2008
Net loss before income taxes	$839,512	$1,301,740
Non-deductible items	(89,512)	(30,162)
	750,000	1,271,578
Statutory tax rate	30%	30%
Deferred tax asset	225,000	381,473
Valuation allowance	(225,000)	(381,473)
	$-	$-

The Company performed a comprehensive review of its portfolio of uncertain tax positions which is represented by the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not have any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change and management does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Note 10                 Subsequent Events

The Company has evaluated all subsequent events to the date of filing. Subsequent to December 31, 2009, the Company entered into the following transactions:

a) On February 10, 2010, the Company entered into a consulting agreement with 3rd parties for investor relations services. In exchange, the Company will issue one of the 3rd parties 500,000 free trading common shares. The Company was unable to issue 500,000 free trading common shares. Therefore, the other 3rd party was obligated, pursuant to the consulting agreement, to issue the shares on behalf of the Company in exchange for the issuance of 600,000 restricted common shares of the Company.

b) On March 1, 2010, the Company entered into an agreement of understanding with a 3rd party who will act as the placement agent and financial advisor to the Company in connection with a private placement of equity and debt securities. In consideration, the Company will pay the 3rd party:

  $5,000 advisory fee upon execution of the agreement (paid);
  A success fee of 8% of the gross proceeds of the private placement and 2% of total funds raised outside of the services provided by the 3rd party;
  Non-callable warrants equal to 8% of the total number of securities sold under the private placement and 2% of total funds raised outside of the services provided by the 3rd party. The placement warrants will entitle the holder to purchase securities of the Company at a purchase price equal to the implied price per share of the private placement and shall be exercisable for a period of 5 years.

The agreement will terminate on March 1, 2011 or within 30 days of written notice.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in Accountants in the two most recent fiscal years and no disagreements with Accountants on accounting and financial disclosure.  The fiscal years ended December 31, 2009, 2008, 2007 and 2006 were audited by Dale Matheson Carr-Hilton LaBonte LLP.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Syntec Biofuel Inc. in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Syntec Biofuel Inc. in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

Internal Control over Financial Reporting

Management's Annual Report On Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial close and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2009 and communicated the matters to our management.

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

This annual report does not include an attestation report of Dale Matheson Carr-Hilton LaBonte LLP., the Company's independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by Dale Matheson Carr-Hilton LaBonte LLP pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2009 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

All information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2009 was reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Title
Michael Jackson[1] Janet Cheng[2]	69 39	Chief Executive Officer and Director Chief Financial Officer and Director

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

(3)
were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(4)
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

However, Michael Jackson was charged and pleaded guilty under section 239(1) of the Income Tax Act on December 10, 2009 for failing to disclose capital gain from a 2005 transaction to the Canadian Revenue department, Mr Jackson share of the capital gain earned from the sale of a software program in Gibraltar amounted to approx. US$1,225,000 which was not taxable in Gibraltar nor repatriated to Canada.

No other director, executive officer or control person were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of the copies of the Section 16(a) forms we received covering acquisition and disposition transactions in our common stock during the year ended December 31, 2009, we believe that each person who, at any time during that fiscal year, was a director, executive officer, or beneficial owner of 10% or more of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its employees, including its chief executive officer, chief financial and accounting officer, controller, and any persons performing similar functions.  Such Code of Ethics is published on the Company's internet website (www.syntecbiofuel.com).

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

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Michael Jackson[1] Chairman, President	2007 2008 2009	- -	- -			- -		44,528 144,240 144,000	44,528 144,240 144,000
George Kosanovich[2] Chief Executive officer	2007 2008	-	-			-		39,750 104,586	39,750 104,586
Janet Cheng[3] Chief Financial Officer	2007 2008 2009	-	-			-		12,000 38,720 26,781	12,000 38,720 26,781

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2009, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of us as a group. The computation is based upon 33,194,079 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

Name and Address	Number of Shares	Percentage Owned
CEDE & CO New York, NY	3,350,840	9.35%
Ryerson Corporation A.V.V. 1 c/o 7 Abraham de Veerstraat P.O. Box 840, Curacao Netherlands Antilles	9,055,000	25.27%
Iris International Le Montaigne 7 Avenue de Grande-Bretagne MC 98000 Monaco.	5,663,000	15.80%
Wood Energy Resources LLC 8159 Titleist Drive Pineville, LA 71360	4,697,872	13.11%
Montilla Capital Inc. c/o 7 Abraham de Veerstraat P.O. Box 840, Curacao Netherlands Antilles	2,794,013	7.80%
Michael Jackson Director and President	814,000 9,937,000[1]	2.27% 25.27%
All Executive Officers and Directors as a Group	10,751,000	30.18%

1 Michael Jackson is the controlling shareholder of Ryerson Corporation A.V.V. and has indirect control over a further 882,000 owned directly and indirectly by family members. He is the President, Secretary, Treasurer and Chairman of the Board of Syntec Biofuel Inc.

The Company does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has issued a Promissory Note to CAJ Business Solutions Ltd (formerly Impulse Advertising Ltd) for the amount of $246,300. The Note is secured by a General Security Agreement, earns interest of 10% and is due and payable on June 30, 2010.  Carol Jackson, spouse of Michael Jackson, President of our Company, is the President of CAJ Business Solutions Ltd.

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

Item 14. Principal Accounting Fees and Services.

1. Audit Fees

The aggregate fees paid for 2009 fiscal year for professional services rendered by the principal accountant, Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (“DMCL”) for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and 10-K are as follows:

	2009	2008
DMCL audit	$25,000-28,000 (estimated)	$26,250
DMCL audit-related	$14,700	$13,913

2. Audit-Related Fee

There were no additional aggregate fees billed in each of the last two fiscal years for assurance and related services by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

3. Tax Fees

There were no additional aggregate fees billed in each of the last two fiscal years for professional services rendered by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for tax compliance, tax advice and tax planning.

4. All Other Fees

There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Included in Part II, Item 8

Financial Statement Schedule

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation dated July 26, 2006 (1)

3.2	Amended and Restated Bylaws dated July 12, 2006 (1)

4.1	Specimen Stock Certificate for Shares of Common Stock of the Company (2)

10.1	License Agreement (3)

10.2	Assignment of License Agreement (3)

10.3	Settlement Agreement (4)

10.4	Manufacturing Agreement (4)

10.5	Acquisition Agreement of the URL (5)

10.6	Asset Purchase and Assignment Agreement (6)

10.7	Amendment to Asset Purchase and Assignment(7)

10.8	Intellectual Property And Asset Purchase Agreement dated September 28, 2007 (8)

Amendment To Intellectual Property And Asset Purchase dated October 25, 2007 (9)

10.9	General Security Agreement dated June 20, 2008 (10)

21.1	List of Subsidiaries

31.1	302 Certification for the Chief Executive Officer

31.2	302 Certification for the Chief Financial Officer

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Filed on March 18, 2009 as an exhibit to the Company's report on Form 10-K and incorporated herein by reference
(2) Filed on October 6, 2000 as an exhibit to the Company's report on Form SB-2 and incorporated herein by reference
(3) Filed on October 10, 2000 as an exhibit to the Company's report on Form SB-2/A and incorporated herein by reference
(4) Filed on January 29, 2001 as an exhibit to the Company's report on Form SB-2/A and incorporated herein by reference
(5) Filed on January December 16, 2003 as an exhibit to the Company's report on Form SB-2/A and incorporated herein by reference
(6) Filed on April 12, 2006 as an exhibit to the Company's report on Form 8-K and incorporated herein by reference
(7) Filed on July 17, 2006 as an exhibit to the Company's report on Form 8-K and incorporated herein by reference
(8) Filed on October 1, 2007 as an exhibit to the Company's report on Form 8-K and incorporated herein by reference
(9) Filed on October 25, 2007 as an exhibit to the Company's report on Form 8-K/A and incorporated herein by reference
(10) Filed on June 26, 2008 as an exhibit to the Company's report on Form 8-K and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson Michael Jackson Director, CEO	Date: March 31, 2010

/s/ Janet Cheng	Date: March 31, 2010
Janet Cheng Director, CFO