Form 10-Q
period 2010-03-31
SYNTEC BIOFUEL INC
filed 2010-05-20
CIK 1123425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(604) 648-2090
Registrant’s telephone number (including area code)

_________________________________________
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
Yes [  ]    No  [  ]    Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 3, 2010 was 35,837,412.

SYNTEC BIOFUEL INC.
(A Development Stage Company)

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SYNTEC BIOFUEL INC .

 (A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2010

Unaudited

SYNTEC BIOFUEL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
Unaudited

ASSETS	March 31,	December 31,
	2010	2009

Current Assets
Cash	$6,852	$10,228
Amounts receivable	15,071	23,328
	21,923	33,556

Equipment (Note 4)	148,451	169,658

Intellectual property (Note 3)	5,100,000	5,100,000
Intangible assets (Note 3)	20,000	20,000

	$5,290,374	$5,323,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$190,101	$198,717
Current portion of obligation under capital lease (Note 4)	5,604	10,634
Due to related parties (Note 5)	1,217,088	1,107,077
Notes payable (Note 6)	423,059	411,603

	1,835,852	1,728,031

Commitments and Contingencies (Notes 4, 5 and 6)

Preferred stock:
Authorized: 20,000,000 with a par value of $0.0001
Issued and outstanding: None	-	-
Common stock (Note 7):
Authorized: 100,000,000 with a par value of $0.0001
Issued and outstanding: 35,837,412 (December 31, 2009: 35,237,412)	3,583	3,523
Additional paid-in capital	6,651,217	6,501,277
Deferred compensation (Note 7)	(67,416)	-
Accumulated other comprehensive loss	(49,494)	(15,165)
Deficit accumulated during the development stage	(3,083,368)	(2,894,452)

	3,454,522	3,595,183

	$5,290,374	$5,323,214

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

				March 15,
				2000
				(Date of
	Three months ended			Inception) to
	March 31,			March 31,
	2010		2009	2010

Expenses
Consulting fees	$87,584		$-	$372,442
Depreciation	21,207		15,885	152,554
Development fees (Note 3)	-		105,459	518,538
Filing fees	1,248		1,109	51,919
Financing charges	-		7,000	284,719
Foreign exchange (gain) loss	(9,893)		36,649	77,166
Interest expense	23,333		15,514	192,694
Management fees (Note 5)	49,813		56,225	725,538
Marketing	-		591	55,881
Office and miscellaneous	649		2,744	76,771
Professional fees	8,897		8,520	354,639
Rent (Note 5)	5,769		4,821	54,882
Rights and licenses costs	-		-	25,015
Travel	309		2,496	124,008
Write-down of website	-		-	5,000

Loss from operations	(188,916)		(257,013)	(3,071,766)

Write-off of equipment	-		-	(14,237)
Loss on sale of equipment	-		-	(6,275)
Other income	-		-	8,910

Net loss	$(188,916)		$(257,013)	$(3,083,368)

Basic and diluted loss per share	$(0.01)	$	$ (0.01)
Weighted average shares outstanding – basic and diluted	35,457,412		33,194,079

Comprehensive loss
Net loss	$(188,916)		$(257,013)	$(3,083,368)
Foreign currency translation adjustment	(34,329)		6,977	(49,494)

Total comprehensive loss	$(223,245)		$(250,036)	$(3,132,862)

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			March 15,
			2000
	Three months ended		(Date of Inception) to
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(188,916)	$(257,013)	$(3,083,368)
Non-cash items:
Depreciation	21,207	15,885	152,554
Financing charges	-	7,000	169,492
Accrued interest on notes payable	23,333	1,584	100,816
Foreign exchange on notes payable	-	-	33,981
Interest on capital lease obligation	340	897	4,917
Shares issued for consulting	82,584	-	92,184
Legal and organizational expenses	-	-	8,000
Rights and licenses costs	-	-	24,751
Share subscriptions receivable	-	-	575
Write-down of website	-	-	5,000
Write-off and loss on sale of equipment	-	-	20,512
Changes in operating assets and liabilities:
Receivables	8,257	7,368	(15,071)
Accounts payable and accrued liabilities	(8,616)	(29,793)	190,099
Amounts due to related parties	98,134	(6,051)	349,152

Net cash provided by (used in) operating activities	36,323	(260,123)	(1,946,406)

Cash flows from investing activities
Investment in equipment	-	-	(33,667)
Proceeds on sale of equipment	-	-	2,636
Repayment of debt assumed	-	-	(350,000)
Rights and licenses	-	-	(1)
Website cost	-	-	(5,000)
Net cash used in investing activities	-	-	(386,032)

Cash flows from financing activities
Common stock issued for cash	-		1,422,767
Proceeds from notes payable	-	-	326,102
Payments under capital lease obligation	(5,370)	(3,295)	(54,799)
Payments to related parties	-	(20,811)	-
Proceeds from related parties	-	279,280	694,714
Net cash provided by (used in) financing activities	(5,370)	255,174	2,388,784

Effect of exchange rates on cash	(34,329)	6,977	(49,494)

Change in cash	(3,376)	2,028	6,852

Cash, beginning	10,228	1,419	-

Cash, ending	$6,852	$3,447	$6,852

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$40,540

SEE ACCOMPANYING NOTES

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 1	Nature and Continuance of Operations

Syntec Biofuel Inc. (the “Company”) was incorporated in the State of Washington on March 15, 2000 and is a development stage company. The Company is a renewable energy company focusing on the development and commercialization of second generation biofuel technology and processes to convert waste cellulosic biomass into ethanol and other alcohols.

The accompanying consolidated financial statements have been prepared on the basis of a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At March 31, 2010, the Company had not yet achieved profitable operations and has accumulated losses of $3,083,368 since its inception and has a working capital deficiency of $1,813,929. The continuing operations of the Company are dependent upon its ability to raise adequate financing to develop its catalyst technology for production.

Realization values may be substantially different from the carrying values shown on these consolidated financial statements. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  Since internally generated cash flow will not fund development and commercialization of the Company’s technology, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing operations as well as other working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of progress in its development and commercialization program. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

Management is addressing going concern remediation through raising additional sources of capital for operations and planned commercialization. Management’s plans are intended to increase the Company’s financial stability and to improve the efficiency of continuing operations. The Company intends to generate money from future production of ethanol, the sale and licensing of its intellectual property and raising funds from investors via equity. Management is aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is to be expected that the Company may incur further losses in the development of its business, all of which casts reasonable doubt about the Company’s ability to continue as a going concern.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 2	Recently Adopted Accounting Guidance

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company’s results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Note 3	Intellectual Property and Intangible Assets

Pursuant to a purchase and assignment agreement and an asset purchase agreement (the “Asset Purchase Agreement”) entered into during the year ended December 31, 2007, the Company acquired a 100% ownership interest in certain intellectual property and intangible assets. The intellectual property in the amount of $5,100,000 relates to the development and a method of producing catalysts and processes that convert biomass waste material into ethanol and the intangible assets in the amount of $20,000 relate to a website. At December 31, 2009, management has tested the intellectual property and intangibles for recoverability and no events or changes in circumstances indicated that the carrying values may not be recoverable. Therefore, there was no impairment of these assets at December 31, 2009.

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

On September 25, 2009, and as amended on October 9, 2009 and March 26, 2010, the Company entered into a Collaborate Research Agreement (the “Research Agreement”) with the University of British Columbia (“UBC”) whereby UBC will perform research and testing of the Company’s catalyst. No payments become due until Natural Sciences and Engineering Research Council of Canada (“NSERC”) funding approval is obtained by UBC.  Pursuant to the amended Research Agreement, the Company will pay UBC the following consideration, which is expensed as development fees:

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 3	Intellectual Property and Intangible Assets (cont’d…)

  $10,836 (CDN $10,375) upon execution of the Research Agreement (paid);
  CDN $14,000 on receipt of NERC’s approval of funding;
  CDN $14,000 on receipt of progress report for year 1;
  CDN $10,375 on March 15, 2011(if applicable);
  CDN $14,000 on June 15, 2011(if applicable); and
  CDN $14,000 on September 15, 2011(if applicable); and
  CDN $8,000 on receipt of final report.

The Company is also obligated to donate laboratory equipment, currently owned by the Company, with an approximate value of CDN $150,000 to UBC. Ownership of the laboratory equipment will transfer in August 2010, if the Research Agreement is not terminated. The Research Agreement can be terminated upon 30 days written notice.

Note 4	Equipment

	Cost	Accumulated Depreciation	March 31, 2010 Net Book Value	December 31, 2009 Net Book Value
Laboratory equipment	245,395	126,075	119,320	136,366
Equipment under capital lease	55,486	26,355	29,131	33,292

	$300,881	$152,430	$148,451	$169,658

The Company leases laboratory equipment under capital lease that expires June 17, 2010. At March 31, 2010, the Company has recorded the obligation under capital lease of $5,604 (December 31, 2009 - $10,634). The capital lease has an effective interest rate of 15%. Minimum lease payments under this agreement in future fiscal years are as follows:

Fiscal Year Ending December 31, 2010
Lease payment	$5,745
Amount representing interest	(141)
Total obligation under capital lease	$5,604

Note 5	Related Party Transactions

During the period ended March 31, 2010, the Company incurred management fees of $49,813 (March 31, 2009 - $56,225) which were charged by directors and officers and a company controlled by a director and officer of the Company.

During the period ended March 31, 2010, the Company incurred rental expense of $5,769 (March 31, 2009 - $4,821) which was charged by a company controlled by a director and officer of the Company.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 5	Related Party Transactions (cont’d…)

These transactions were in the normal course of operations and were measured at the exchange amount, which was the amount of consideration established and agreed to by the related parties.

As at March 31, 2010, an amount of $253,616 (December 31, 2009 – $175,500) is owing to directors and officers of the Company. This amount is unsecured, non-interest bearing and has no set terms of repayment.

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

In fiscal 2008, in consideration for extending the loan, CAJ received one fully paid, worldwide, single use, royalty free, non-exclusive license for use of the Company’s intellectual property. The fair value of the license is undeterminable.

During the year ended December 31, 2009, the Company was charged an additional $27,382 in interest and $52,542 in financing fees. The Company also repaid $44,402 (CDN $53,472) of the principal balance in addition to $93,082 in accrued interest and financing fees. The Company recorded a foreign exchange loss of $32,673 on the CAJ loan at December 31, 2009.

Included in the due to related parties balance at March 31, 2010 is the principal amount of $242,682 (CDN - $246,528) (December 31, 2009 - $234,571) and accrued interest of $9,560 (December 31, 2009 - $3,456).

b)	As of March 31, 2010, the Company had received loans from TargetBar Marketing Inc. (“TargetBar”), a company controlled by a director and officer of the Company, in the amount of $172,270 (CDN $175,000) (December 31, 2009 - $166,512) comprised of:

$98,440 (CDN $100,000) received on March 13, 2009; $49,220 (CDN $50,000) received on April 14, 2009; and $24,610 (CDN $25,000) received on June 19, 2009.

These loans are unsecured and bear interests ranging from 8% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on June 30, 2010, with extension fees of 10% of the capital debt.

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 5	Related Party Transactions (cont’d…)

TargetBar has the option to convert the $98,440 note payable, pursuant to a Convertible Promissory Note (the “Convertible Note”), at any time during the initial term of the Convertible Note which was due on August 31, 2009, into common shares of the Company at $0.25 per share. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,718 as additional paid-in capital and an equivalent discount which was expensed to finance charges during fiscal 2009.

Included in the due to related parties balance at March 31, 2010 is accrued interest and finance charges of $34,211 (December 31, 2009 - $28,963).

c)	As of March 31, 2010, the Company had received loans from Iris International Holdings Limited (“Iris”), a significant shareholder of the Company, in the amount of $341,500 (December 31, 2009 - $341,500) comprised of:

$56,500 received on July 26, 2006; $85,000 received on September 28, 2006; $100,000 received on January 7, 2009; and $100,000 received on January 20, 2009.

These loans are unsecured and bear interests ranging from 5% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on June 30, 2010, with extension fees of 10% of the capital debt.

During the year ended December 31, 2009, in consideration for extending the loans, Iris received one fully paid, worldwide, single use, royalty free, non-exclusive license for use of the Company’s intellectual property. The fair value of the license is undeterminable.

Included in the due to related parties balance at March 31, 2010 is accrued interest and financing charges of $163,249 (December 31, 2009 - $156,575).

Note 6	Notes Payable

a)	As of March 31, 2010, the Company had received loans from Montilla Capital Inc.(“Montilla”), totaling $171,286 (CDN $174,000) (December 31, 2009 - $165,561) comprised of:

$53,158 (CDN $54,000) received on May 21, 2008; $59,064 (CDN $60,000) received on July 29, 2009; and $59,064 (CDN $60,000) received on November 25, 2009.

These loans are unsecured and bear interests ranging from 5% to 10% per annum. Repayment of the principal and accrued interest is payable by the Company on June 30, 2010, with extension fees of 10% of the capital debt.

During the year ended December 31, 2009, in consideration for extending the due date of the $53,158 loan, Montilla received one fully paid, worldwide, single use, non-exclusive license

SYNTEC BIOFUEL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Unaudited

Note 6	Notes Payable (cont’d…)

for use of the Company’s intellectual property which is subject to a royalty fee of 1.5% of sales. The fair value of the license is undeterminable.

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

Included in the notes payable balance at March 31, 2010 is accrued interest and financing fees of $24,697 (December 31, 2009 - $21,264).

b)	As of March 31, 2010, the Company had received loans totaling $144,000 (December 31, 2009 - $144,000) from Hokley Limited (“Hokley”) comprised of:

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

During the year ended December 31, 2009, in consideration for extending the due date of the loans, Hokley received one fully paid, worldwide, single use, non-exclusive license for use of the Company’s intellectual property which is subject to a royalty fee of 1.5% of sales. The fair value of the license is undeterminable.

Management recognized that the interest rate on the notes payable from Hokley are below fair market value, and recorded a discount on the funds received from Hokley during fiscal 2007. As of December 31, 2008, the carrying value of the notes payable had been accreted to its face value over the original term of the notes payable.

Included in the notes payable balance at March 31, 2010 is accrued interest and financing charges of $83,076 (December 31, 2009 - $80,778).

Note 7	Capital Stock

On February 26, 2010, the Company issued 600,000 shares of common stock in exchange for consulting services performed on behalf of the Company. The Company recorded the fair value of the shares issued at $0.25 per share as consulting fees expense and deferred compensation.

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

PLAN OF OPERATIONS

Syntec has entered into a Collaborative Research Agreement with the University of British Columbia (UBC) who have validated Syntec’s laboratory results and will be working on improving efficiencies and testing  the effect of contaminants on Syntec’s catalysts and enhancement of efficiencies prior to scale up to Pilot Plant.  Syntec donated laboratory equipment to UBC in lieu of part of the fees.  Syntec has also in discussion with the Energy & Environmental Research Center (EERC), part of the University of North Dakota, to enter into a Joint Development Agreement to develop a process to produce bio-butanol. Both programs are dependant on Syntec contributing towards the costs.

Syntec is in discussion with the US. National Renewable Energy Laboratory (NREL), which is part of the Department of Energy (DOE) to test our catalysts in their Pilot Plant which they will be able to perform by the end of 2010. In the interim UBC will be improving productivity which will enhance the results at the Pilot level. The NREL program is expected to cost approximately $1 million which is substantially less than building our own pilot plant. We believe that we will be ready to start licensing our technology as soon as their testing is complete by the end of the first quarter of 2011. Syntec is currently in discussion with two financial groups to raise up to $5 million for carrying out the pilot program and working capital. We have also recently filed an LOI with SDTC (Canadian equivalent of the DOE) for funding our own pilot plant in collaboration with a Canadian gasification company.

The future of biofuel is almost guaranteed with the US Government mandating 21 billion gallons of cellulosic biofuel by 2035 with the expectation that the EPA will agree to a 15% ethanol blend.

Syntec has been fortunate in having Sud-Chemie, one of the largest catalyst companies in the world produce a commercial batch of our catalysts for pilot testing. We are currently in discussion with two high profile biofuel companies that wish to test our catalysts.

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

We expect to continue to incur substantial losses in our efforts to establish a new business. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. As of March 31, 2010, we had a working capital deficit of $1,813,929. We are in immediate need of further working capital and are considering options with respect to financing in the form of debt, equity or a combination thereof.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Financial Statements and the related Notes included elsewhere in this report.

THREE MONTHS ENDING MARCH 31, 2010

The Company had no revenue for the three months ended March 31, 2010 and 2009. The total expenses decreased to $188,916 in 2010 as compared to $257,013 in 2009. In 2010, the Company incurred consultant and management fees of $137,397 as compared to $56,225 in 2009 as consultants were hired for investor relations and investment consulting. The development fees decreased from $105,459 in 2009 to $nil in 2010 because of the transition of the research to UBC. The decrease of office and miscellaneous expenses from $2,744 in 2009 to $649 in 2010 is mainly due to reduced traveling. Our net loss per share is at $0.01 for 2010 and 2009.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was $6,852 at March 31, 2010 and was $10,228 at December 31, 2009.

Our working capital deficit at March 31, 2010 was $1,813,929 as compared to $1,694,475 at December 31, 2009.

The Company's ability to continue as a going concern and fund operations through the remainder of 2010 is contingent upon its ability to raise funds through equity or debt financing.

The Company has arranged loans from third party lenders in order to fund the on going operations of the business. These loans have been secured by way of Promissory Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATE

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Syntec Biofuel, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, management took steps to improve the internal controls over financial reporting by (1) utilizing existing office staff in order to remedy the segregation of duties deficiencies, (2) writing accounting and financial reporting procedures to comply with the requirements of US GAAP and SEC disclosures, and (3) following the newly written accounting and financial reporting procedures in (2) which tightens the control over the period ends.

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

SYNTEC BIOFUEL INC.
(Registrant)

/s/ Michael Jackson	Date: May 20, 2010
Michael Jackson Director, CEO

/s/ Janet Cheng	Date: May 20, 2010
Janet Cheng Director, CFO